Form 10QSB
period 2000-09-30
DIGITAL VILLAGE WORLD TECHNOLOGIES INC
filed 2000-11-20
CIK 1115911

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No: 0-30851

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.

(Name of small business in its charter)

Nevada 88-0404114

(State or other (IRS Employer Id. No.)

jurisdiction of Incorporation)

Unit 10, 8980 Fraserwood Court

Burnaby, British Columbia

Canada V5J 5H7

(Address of Principal Office) Zip Code

Issuer's telephone number: (604) 438-3598

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2000, the following shares of common were outstanding: Common Stock, $.001 par value, 4,375,000 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2000, and September 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2000

INDEX TO FINANCIAL STATEMENTS:

Independent Review Engagement Report	5
Interim Statement of Financial Position as at September 30, 2000 and 1999	6
Interim Statement of Loss and Deficit For the Three Months Ended 30 September 2000 and 1999	8
Interim Statement of Loss and Deficit for the Nine Months Ended 30 September 2000 and 1999	10
Interim Statement of Loss and Deficit From Inception, 15 September 1998 to 30 September 2000 and 1999	12
Interim Statement of Cash Flows For The Three Months Ended 30 September 2000 and 1999	14
Interim Statement of Cash Flows For The Nine Months Ended 30 September 2000 and 1999	16
Interim Statement of Cash Flows From Inception, 15 September 1998 to 30 September 2000 and 1999	18
Interim Statement of Changes in Stockholders' Equity	20
Notes to The Interim Financial Statements	22

PARKER & CO.

Chartered Accountants

200 -2560 Simpson Road, Richmond BC V6X 2P9

Tel: (604) 276-9920

Fax: (604) 276-4577

INDEPENDENT REVIEW ENGAGEMENT REPORT

We have reviewed the interim statement of financial position of Digital Village World Technologies, Inc. (Formerly Body Concepts, Inc.), as at 30 September 2000 and 1999, and the interim statements of loss and deficit, cash flows and changes in stockholders' equity for the three and nine months ended 30 September 2000 and 1999, and from inception, 15 September 1998, to 30 September 2000 and 1999. Our review was made in accordance with generally accepted standards for review engagements in Canada, which are in substantial agreement with those of the American Institute of Certified Public Accountants in the United States of America, and accordingly consists primarily of inquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently, we do not express an audit opinion on these interim financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respect, in accordance with generally accepted accounting principles in the United States.

These interim financial statements have been prepared assuming the Company will continue as a going concern. As stated in Note 2 to the interim financial statements, the Company will require an infusion of capital to sustain itself. This requirement for additional capital raises substantial doubt about the Company's ability to continue as a going concern. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond, British Columbia, Canada

15 November 2000

PARKER & CO.

CHARTERED ACCOUNTANTS

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
(FORMERLY BODY CONCEPTS, INC., Note 1)
I N T E R I M S T A T E M E N T O F F I N A N C I A L P O S I T I O N
Unaudited - See Review Engagement Report

AS AT 30 SEPTEMBER	2000	1999
	_________	_________

CURRENT ASSETS

Cash	$43,633	$64,897
	-----------	-----------
Total current assets	43,633	64,897
	-----------	-----------

	-----------	-----------
TOTAL ASSETS	$43,633	$64,897
	============	============

AS AT 30 SEPTEMBER	2000	1999
	_________	_________

CURRENT LIABILITIES

Accounts payable	$550	$0
	-----------	-----------
Total current liabilities	550	-
	-----------	-----------
STOCKHOLDERS' EQUITY
Share capital, Note 3	1,750	1,750
Additional paid-in capital	75,750	75,750
	-----------	-----------
Total share capital	77,500	77,500
Deficit	(34,417)	(12,603)
	-----------	-----------
Total stockholders' equity	43,083	64,897
	-----------	-----------

	-----------	-----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,633	$64,897
	============	============

The accompanying notes are an integral part of the financial statements.

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
(FORMERLY BODY CONCEPTS, INC., Note 1)
INTERIM STATEMENT OF LOSS AND DEFICIT
Unaudited - See Review Engagement Report

	FOR THE	FOR THE
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	30 SEPTEMBER	30 SEPTEMBER
	2000	1999
	__________	__________

REVENUE
Interest earned	$598	$427
	--------------	--------------
EXPENSES
Advertising and promotion	-	417
Accounting	-	374
Legal	-	-
Consulting	-	40
Registration fees	-	170
Transfer agents fees	-	225
Bank charges	67	35
Rent	-	85
Office expense	-	-
Courier	-	19
	--------------	--------------
Total expenses	67	1,365
	--------------	--------------
LOSS BEFORE INCOME TAXES	531	(938)

INCOME TAXES, Note 4	-	-
	--------------	--------------
NET LOSS	531	(938)

DEFICIT, BEGINNING	(34,948)	(11,665)
	--------------	--------------
DEFICIT, ENDING	($34,417)	($12,603)
	========	========

LOSS PER SHARE, Note 5	$0.00	($0.00)
	========	========

The accompanying notes are an integral part of the financial statements.

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
(FORMERLY BODY CONCEPTS, INC., Note 1)
INTERIM STATEMENT OF LOSS AND DEFICIT
Unaudited - See Review Engagement Report

	FOR THE	FOR THE
	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	30 SEPTEMBER	30 SEPTEMBER
	2000	1999
	__________	__________

REVENUE
Interest earned	$2,106	$427
	--------------	--------------
EXPENSES
Advertising and promotion	-	642
Accounting	550	695
Legal	2,000	2,500
Consulting	20,000	5,040
Registration fees	-	370
Transfer agents fees	200	986
Bank charges	202	121
Rent	300	1,921
Office expense	-	-
Courier	-	18
	--------------	--------------
Total expenses	23,252	12,293
	--------------	--------------
LOSS BEFORE INCOME TAXES	(21,146)	(11,866)

INCOME TAXES, Note 4	-	-
	--------------	--------------
NET LOSS	(21,146)	(11,866)

DEFICIT, BEGINNING	(13,271)	(737)
	--------------	--------------
DEFICIT, ENDING	($34,417)	($12,603)
	========	========

LOSS PER SHARE, Note 5	($0.01)	($0.01)
	========	========

The accompanying notes are an integral part of the financial statements.

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
(FORMERLY BODY CONCEPTS, INC., Note 1)
INTERIM STATEMENT OF LOSS AND DEFICIT
Unaudited - See Review Engagement Report

	FROM THE	FROM THE
	DATE OF	DATE OF
	INCEPTION,	INCEPTION,
	15 SEPTEMBER	15 SEPTEMBER
	1998	1998
	TO	TO
	30 SEPTEMBER	30 SEPTEMBER
	2000	1999
	__________	__________

REVENUE
Interest earned	$3,248	$427
	--------------	--------------
EXPENSES
Advertising and promotion	712	642
Accounting	2,116	1,016
Legal	4,500	2,500
Consulting	25,305	5,040
Registration fees	720	720
Transfer agents fees	1,336	986
Bank charges	437	187
Rent	2,221	1,921
Office expense	300	-
Courier	18	18
	--------------	--------------
Total expenses	37,665	13,030
	--------------	--------------
LOSS BEFORE INCOME TAXES	(34,417)	(12,603)

INCOME TAXES, Note 4	-	-
	--------------	--------------
NET LOSS	(34,417)	(12,603)

DEFICIT, BEGINNING	-	-
	--------------	--------------
DEFICIT, ENDING	($34,417)	($12,603)
	========	========

LOSS PER SHARE, Note 5	($0.01)	($0.01)
	========	========

The accompanying notes are an integral part of the financial statements.

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
(FORMERLY BODY CONCEPTS, INC., Note 1)
INTERIM STATEMENT OF CASH FLOWS
Unaudited - See Review Engagement Report

	FOR THE	FOR THE
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	30 SEPTEMBER	30 SEPTEMBER
	2000	1999
	________	________

CASH PROVIDED (USED) FROM OPERATIONS
Net loss	$531	($938)
	--------------	--------------
Changes in working capital other than cash
Accounts payable	-	-
	--------------	--------------
Total changes in working capital	-	-
	--------------	--------------
Total cash provided (used) from operations	531	(938)
	--------------	--------------

CASH PROVIDED (USED) BY INVESTMENT
ACTIVITIES	-	-
	--------------	--------------

CASH PROVIDED BY FINANCING ACTIVITY
Issue of common shares	-	-
	--------------	--------------
Total cash provided by financing	-	-
	--------------	--------------

CASH CHANGE	531	(938)

CASH BEGINNING	43,102	65,835
	--------------	--------------
CASH ENDING	$43,633	$64,897
	=========	=========
CASH COMPRISED OF:
Cash	$43,633	$64,897
	========	========

The accompanying notes are an integral part of the financial statements.

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
(FORMERLY BODY CONCEPTS, INC., Note 1)
INTERIM STATEMENT OF CASH FLOWS
Unaudited - See Review Engagement Report

	FOR THE	FOR THE
	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	30 SEPTEMBER	30 SEPTEMBER
	2000	1999
	________	________

CASH PROVIDED (USED) FROM OPERATIONS
Net loss	($21,146)	($11,866)
	--------------	--------------
Changes in working capital other than cash
Accounts payable	0	-
	--------------	--------------
Total changes in working capital	0	-
	--------------	--------------
Total cash provided (used) from operations	(21,146)	(11,866)
	--------------	--------------

CASH PROVIDED (USED) BY INVESTMENT
ACTIVITIES	-	-
	--------------	--------------

CASH PROVIDED BY FINANCING ACTIVITY
Issue of common shares	-	-
	--------------	--------------
Total cash provided by financing	-	-
	--------------	--------------

CASH CHANGE	(21,146)	(11,866)

CASH BEGINNING	64,779	76,763
	--------------	--------------
CASH ENDING	$43,633	$64,897
	=========	=========
CASH COMPRISED OF:
Cash	$43,633	$64,897
	========	========

The accompanying notes are an integral part of the financial statements.

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
(FORMERLY BODY CONCEPTS, INC., Note 1)
INTERIM STATEMENT OF CASH FLOWS
Unaudited - See Review Engagement Report

	FROM THE	FROM THE
	DATE OF	DATE OF
	INCEPTION,	INCEPTION,
	15 SEPTEMBER	15 SEPTEMBER
	1998	1998
	TO	TO
	30 SEPTEMBER	30 SEPTEMBER
	2000	1999
	________	________

CASH PROVIDED (USED) FROM OPERATIONS
Net loss	($34,417)	($12,603)
	--------------	--------------
Changes in working capital other than cash
Accounts payable	550	-
	--------------	--------------
Total changes in working capital	550	-
	--------------	--------------
Total cash provided (used) from operations	(33,867)	(12,603)
	--------------	--------------

CASH PROVIDED (USED) BY INVESTMENT
ACTIVITIES	-	-
	--------------	--------------

CASH PROVIDED BY FINANCING ACTIVITY
Issue of common shares	77,500	77,500
	--------------	--------------
Total cash provided by financing	77,500	77,500
	--------------	--------------

CASH CHANGE	43,633	64,897

CASH BEGINNING	-	-
	--------------	--------------
CASH ENDING	$43,633	$64,897
	=========	=========
CASH COMPRISED OF:
Cash	$43,633	$64,897
	========	========

The accompanying notes are an integral part of the financial statements.

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
(FORMERLY BODY CONCEPTS, INC., Note 1)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
Unaudited - See Review Engagement Report

				ADDITIONAL
		ISSUED	SHARE	PAID IN
DATE	CONSIDERATION	STOCK	CAPITAL	CAPITAL	DEFICIT
________	________________	_________	________	__________	_______

25 September 1998	Cash	1,000,000	1,000	1,500

31 December 1998	Cash	750,000	750	74,250

Loss from inception,
15 September 1998, to
31 December 1998					(737)

		-------------	------------	-------------	------------
Balance 31 December 1998		1,750,000	1,750	75,750	(737)

Loss for the nine months ended
30 September 1999					(11,866)

		-------------	------------	-------------	------------
Balance, 30 September 1999		1,750,000	1,750	75,750	(12,603)
Loss for the three months ended 31 December 1999					(668)
		-------------	------------	-------------	------------
Balance, 31 December 1999		1,750,000	1,750	75,750	(13,271)

20 May, stock split 2.5 for 1
Cancelled		(1,750,000)
Reissued		4,375,000

Loss for the nine months ended
30 September 2000					(21,146)

		-------------	------------	-------------	------------
Balance, 30 September 2000		4,375,000	$1,750	$75,750	($34,417)
		========	=======	========	=======

The accompanying notes are an integral part of the financial statements.

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
(FORMERLY BODY CONCEPTS, INC., Note 1)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED 30 SEPTEMBER 2000 AND 1999
Unaudited - See Review Engagement Report
Note 1 THE CORPORATION AND ITS BUSINESS

The Company was incorporated on 15 September 1998 in the State of Nevada, United States. On 25 May 2000 the Company changed its name from Body Concepts, Inc. to Digital Village World Technologies, Inc.

The Company has offices in Burnaby, British Columbia, Canada. The Company is presently being organized to engage in any lawful activity. No going concern activity had started at the date of these interim financial statements.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These interim financial statements have been prepared using Generally Accepted Accounting Principles in the United States and are stated in United States dollars which have been rounded to the nearest whole dollar except for the earnings per share which have stated to the nearest cent. The accounting principles are applicable to a going concern which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activities have not yet begun resulting in insufficient revenue being generated to sustain the Company as a going concern without the infusion of additional capital.

Revenue is recorded as a sale at the time the services contracted for have been completed. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the Company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

Note 3 SHARE CAPITAL

The authorized capital stock was increased on 25 May 2000 from 25,000,000 share of common stock with a par value of $0.001 to 62,500,000 shares of common stock with a par value of $0.001. 1,750,000 shares of common stock have been issued as follows:

On 25 September 1998, the Company issued 1,000,000 common shares with a par value of $0.0001 per share for $0.0025 per share. These shares are "control shares" which cannot be sold except pursuant to certain limitations and restrictions.

On 31 December 1998, the Company issued 750,000 common shares with a par value of $0.001 per share for $0.10 per share.

On 20 May, 2000, the Company split the issued and outstanding shares 2.5:1 for one, thereby increasing the number of issued and outstanding shares from 1,750,000 to 4,375,000.

Note 4	INCOME TAXES

Income taxes on losses have not been reflected in these interim financial statements as it is not virtually certain that these losses will be recovered before the expiry period of the loss carry forward.

Note 5 LOSS PER SHARE

Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares during the period. Diluted loss per share would have resulted if certain types of common share equivalents had been converted to common stock. Stock options would be an example of such common stock equivalents. No such common stock equivalents existed during the period presented. Accordingly, basic and diluted loss per share are the same for all periods presented.

Note 6 RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. The officers and directors of the Company are involved in other business activities and may, in the future, become active in additional other business activities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their own business interest. The Company has not yet formulated a policy for the resolution of such conflicts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended September 30, 2000 and 1999, the nine month periods ended September 30, 2000 and 1999, and the Form 10-SB filed by the Company on June 21, 2000. Special Note Regarding Forward-Looking Statements Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations - comparison of the three month periods ended September 30, 2000 and September 30, 1999.

Revenue for the quarter continued to be solely interest earned on deposited funds and was $598 versus $427 in 1999. Expenses during the quarter were dramatically less than the 1999 quarter as accounting, registration fees and office related expenses were not incurred. As a result, for the quarter ended September 30, 2000, the Company had net income of $531, as compared to a loss of $938 for the same quarter of 1999.

The Company continues to seek business opportunities and is still developing its business plan which is expected to be finalized during the fourth quarter of 2000.

The cash balance at the end of the period was $43,632 compared to $64,897 in 1999. This reduction was primarily due to a $20,000 expenditure in May 2000 as a fee retainer and expense advance paid in respect to preparation of the corporate Business Plan with focus in the People's Republic of China.

Net cash used during the current three month period was $67.00 compared to $1,365 during the same period of the prior year. The Company continues to be reliant on cash available in order to fund its limited operations. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms that are acceptable.

Results of operations - comparison of the nine month periods ended September 30, 2000 and September 30, 1999.

Revenue for the nine month period ended September 30, 2000 was generated solely from interest earned on deposited funds and was $2,106 as compared to $427 in the same period of 1999. Expenses during the nine month period were $23,252 as compared to expenses of $12,293 in the same period of 1999. The principal variations were in areas of consulting fees. During the period ended September 30, 2000, the Company paid consulting fees totalling $20,000. During the same period of the previous year, the Company paid consulting fees of $5,040.

Net cash used during the nine month period was $21,146, compared to $11,866 during the same period of the prior year.

Plan of Operations

For the fiscal year ending December 31, 2000, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company believes it may require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2000 and for the succeeding twelve months. This additional capital may be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds which may be required will be available to the Company to allow it to cover its expenses.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No. Document

27 Financial Data Statement

(b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2000.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.

By: /S/ RICHARD WANG

Richard Wang, President

By:/S/ PENG CHEN

Peng Chen, Director

Date: November 20, 2000