Form 10QSB
period 2000-06-30
DIGITAL VILLAGE WORLD TECHNOLOGIES INC
filed 2001-01-23
CIK 1115911

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB



(Mark One)

 X   Quarterly report under section 13 or 15(d) of the Securities Exchange Act
---
of 1934 for the quarterly period ended June 30, 2000.

     Transaction report under section 13 or 15(d) of the Securities Exchange Act
---
of 1934 for the transition period from ________ to __________.

Commission File No.:  0-30851

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                    (Name of small business in its charter)

Nevada                                                 88-0404114
(State or other Jurisdiction of Incorporation)         (IRS Employer Id. No.)

Unit 10, 8980 Fraserwood Court
Burnaby, British Columbia
Canada                                   V5J 5H7
(Address of Principal Office)            (Zip Code)

Issuer's telephone number:               (604) 438-3598

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes
 X      No
---        ---



Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _______ No _______

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2000, 4,375,000 $0.001 par value common shares outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes _______  No _______

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three month and six month periods ended June 30, 2000, and June 30, 1999. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                               MOEN AND COMPANY
                             CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower                                     Telephone:    (604)662-8899
701 West Georgia Street                                  Fax:    (604)662-8809
Vancouver, BC   V7Y 1C6
--------------------------------------------------------------------------------



                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                    --------------------------------------


To the Directors and Shareholders of
Digital Village World Technologies, Inc. (formerly Body Concepts, Corp.) (A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Digital Village World Technologies, Inc. (formerly Body Concepts, Corp.) (A Nevada Corporation) (A Development Stage Company) as of June 30, 2000, and the Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the six month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with United States generally accepted accounting principles (GAAP).



                              "Moen and Company"

                                                    Chartered Accountants

Vancouver, British Columbia, Canada
January 9, 2001

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                                Balance Sheets
                            June 30, 2000 and 1999
                                (In US Dollars)
                                  (Unaudited)

                                                                             2000             1999
                                                                           ---------        --------
                                    Assets

Current Assets

   Cash and cash equivalents (note 2)                                      $  43,102          65,835
                                                                           =========        ========

                     Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued                                            $     550              --
                                                                           ---------        --------
Stockholders' Equity
   Capital stock (note 3)

    Authorized
      62,500,000 common shares at $0.0004 par value

    Issued
      4,375,000 common shares                                                  1,750           1,750
      Additional paid in capital                                              75,750          75,750
                                                                           ---------        --------
                                                                              77,500          77,500
   Deficit, accumulated during the development stage                         (34,948)        (11,665)
                                                                           ---------        --------
                                                                              42,552          65,835
                                                                           ---------        --------
                                                                           $  43,102          65,835
                                                                           =========        ========


Approved on behalf of the board:

"Richard Wang"  , Director
----------------

"Edward Chen"   , Director
----------------

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                           Statements of Operations
                                (In US Dollars)
                                  (Unaudited)

                                        Cumulative From
                                        Inception Date
                                        on Sep. 15, 1998         Quarter Ended             Six Months Ended
                                          to June 30,              June 30,                   June 30,
                                                         -------------------------  ----------------------------
                                             2000           2000           1999         2000            1999
                                        -------------    ------------   ----------   ----------     ------------
Revenue
   Interest and other income            $       2,650    $        753   $       --   $    1,508     $         --
                                        -------------    ------------   ----------   ----------     ------------

Administration Costs
   Advertising and promotion                      712              --          224           --              224
   Accounting                                   2,116              --           --          550              321
   Bank charges and interest                      370             102           14          135               86
   Consulting                                  25,305          20,000           --       20,000            5,000
   Courier                                         18              --           --           --               --
   Legal                                        4,500           2,000           --        2,000            2,500
   License, dues and insurance                    720              --          100           --              200
   Office costs                                   300              --           --           --               --
   Rental and leases                            2,221            (200)       1,536          300            1,836
   Transfer agency and filing fees              1,336             (60)         140          200              761
                                        -------------    ------------   ----------   ----------     ------------
                                               37,598          21,842        2,014       23,185           10,928
                                        -------------    ------------   ----------   ----------     ------------

Loss for the period                     $      34,948    $     21,089   $    2,014   $   21,677           10,928
                                        =============    ============   ==========   ==========     ============
Basic loss per share                                     $      (0.00)  $    (0.00)  $    (0.00)           (0.00)
                                                         ============   ==========   ==========     ============
Diluted loss per share                                   $      (0.00)  $    (0.00)  $    (0.00)           (0.00)
                                                         ============   ==========   ==========     ============
Weighted average number of
   common shares used to
   compute basic and fully
   diluted loss per share                                   4,375,000    4,375,000    4,375,000        4,375,000
                                                         ============   ==========   ==========     ============


       See Accompanying Notes and Independent Accountants' Review Report

                            (A Nevada Corporation)
                         (A Development Stage Company)
                     Consolidated Statement of Cash Flows
                                (In US Dollars)
                                  (Unaudited)

                                       Cumulative From
                                       Inception Date
                                       on Sep. 15, 1998         Quarter Ended                  Six Months Ended
                                        to June 30,                June 30,                        June 30,
                                                        -----------------------------   -----------------------------
                                            2000             2000           1999            2000            1999
                                       ---------------  ---------------  ------------   --------------  -------------
Cash derived from (used for)
   Operating activities
    Loss for the period                $    (34,948)    $     (21,089)   $   (2,014)    $   (21,677)    $   (10,928)
    Changes in non-cash
      working capital items
      Accounts payable and accrued              550              (344)           --             550              --
                                       ---------------  ---------------  ------------   --------------  -------------
                                            (34,398)          (21,433)       (2,014)        (21,127)        (10,928)
                                       ---------------  ---------------  ------------   --------------  -------------
   Financing activities
    Issuance of shares for cash              77,500                --            --              --              --
                                       ---------------  ---------------  ------------   --------------  -------------

Cash, increase (decrease)
    during the period                        43,102           (21,433)       (2,014)        (21,127)        (10,928)
Cash, beginning of period                                      64,535        67,849          64,229          76,763
                                       ---------------  ---------------  ------------   --------------  -------------
Cash, end of period                    $     43,102     $      43,102    $   65,835     $    43,102     $    65,835
                                       ===============  ===============  ============   ==============  =============

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
         From Date of Inception on September 15, 1998 to June 30, 2000
                               (In U.S. Dollars)
                                  (Unaudited)


                                                                                            Deficit Accum-
                                                    Number of          Additional   Total   ulated During                  Total
                                                     Common      par     Paid-in   Capital  The Develop-   Cumulative  Stockholders'
                                                     Shares     Value    Capital    Stock    ment Stage    ranslation    Equity
                                                  ---------------------------------------------------------------------------------
   9/15/98 issuance of common
      stock for cash                               1,000,000   $1,000    $ 1,500   $  2,500                              $  2,500

   12/31/98 issuance of common
      stock for cash                                 750,000      750     74,250     75,000                                75,000

   Net loss for the year ended December 31, 1998                                                 (737)                       (737)
                                                  -------------------------------------------------------------------------------

Balance, December 31, 1998                         1,750,000    1,750     75,750     77,500      (737)                     76,763

   Net loss for the year ended December 31, 1999                                              (12,534)                    (12,534)
                                                  -------------------------------------------------------------------------------

Balance, December 31, 1999                         1,750,000    1,750     75,750     77,500   (13,271)                     64,229

Balance, May 19, 2000
   before forward split                            1,750,000    1,750     75,750     77,500   (13,271)                     64,229
                                                  ===============================================================================

05/19/00 2.5 to 1 forward split                    4,375,000    1,750     75,750     77,500   (13,271)                     64,229

   Net loss six months ended June 30, 2000                                                    (21,677)                    (21,677)
                                                  -------------------------------------------------------------------------------
Balance, June 30, 2000                             4,375,000   $1,750    $75,750   $ 77,500  $(34,948)                   $ 42,552
                                                  ===============================================================================


       See Accompanying Notes and Independent Accountants' Review Report

Note 1.  ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 15, 1998, as Body Concepts, Inc. On May 25, 2000 the Company changed its name from Body Concepts, Inc. to Digital Village World Technologies, Inc.

On May 19, 2000 the Company increased its authorized capital stock from 25,000,000 common shares with a par value of $0.001 to 62,500,000 common shares with a par value of $0.0004.

On May 19, 2000 the Company completed a 2.5:1 forward split of its outstanding stock. This forward split increased the number of issued and outstanding shares from 1,750,000 common shares to 4,375,000 common shares.

The Company has offices in Burnaby, British Columbia, Canada.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP).

Development Stage Company

The accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises".

Use of Estimates

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less.


Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Compensated Absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilution effects on net loss per share are excluded.

Disclosure About Fair Value of Financial Instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2000 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Note 3.  CAPITAL STOCK

         a) Authorized: 62,500,000 common shares with a par value of $0.0004.

         b) Issued and outstanding as at June 30, 2000 are as follows:

                                                                               Additional
                                     Issued       Number of         Share        Paid-in
                                      Date          Shares         Capital       Capital          Total
                                   -----------  ------------     -----------  ------------    -----------
              private placement      15/09/1998   1,000,000        $   1,000    $   1,500       $   2,500
              private placement      12/31/1998     750,000              750       74,250          75,000
                                                  ---------        ---------    ---------       ---------
              Balance                12/31/1998   1,750,000            1,750       75,750          77,500
                                                  ---------        ---------    ---------       ---------
              Balance                12/31/1999   1,750,000            1,750       75,750          77,500
                                                  ---------        ---------    ---------       ---------
              Balance, before
               forward split          5/19/2000   1,750,000        $   1,750    $  75,750       $  77,500
                                                  =========        =========    =========       =========
              2.5:1 forward split     5/19/2000   4,375,000        $   1,750    $  75,750       $  77,500
                                                  =========        =========    =========       =========
              Balance                 6/30/2000   4,375,000        $   1,750    $  75,750       $  77,500
                                                  =========        =========    =========       =========

Note 4.  INCOME TAXES

         a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 1999, disclosing no income taxes payable to the US Internal Revenue Service.

         b) There is a loss of $34,948 carried forward that may be applied towards future profits.

         No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.


Note 5.  FINANCIAL INSTUMENTS

The Company's financial instruments consist of cash and cash equivalent and accounts payable and accrued. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximated their carrying values.

Note 6.  PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2000, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 7.    UNAUDITED FINANCIAL INFORMATION

The accompanying financial information as of June 30, 2000 is unaudited. These financial statements include all of the adjustments which, in the opinion of management, are necessary to fair presentation of the Company's financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements at December 31, 1999.

Note 8.  SUBSEQUENT EVENTS

The Company filed Form 8-K on December 18, 2000, which included the following:

     a)   Changes in control of Registrant

          Digital Village World Technologies, Inc. (the "Registrant") entered into a share exchange agreement, dated as of December 18, 2000 (the "Share Exchange Agreement") by and among, the Registrant, Digital Village World Technologies (Canada) Ltd. ("DVC"), Tianjin Teda Yu Cheung Group Co. Ltd. (the "Founding Shareholder") and the shareholders of DVC named therein (the "DVC Shareholders", together with the Founding Shareholder, the "Shareholders"). Pursuant to the share Exchange Agreement, on December 18, 2000 (the "Closing"), the Registrant acquired from the shareholders all of the shares of DVC (the "Acquisition") in exchange for eight million four hundred and ninety thousand (8,490,000) shares of the Registrant's common stock representing 65.77% of the issued and outstanding shares of the Registrant after giving effect to the Acquisition.

          On the Closing Mr. Howard Gelfant and Mr. James Wosk resigned from the board of directors. Pursuant to the terms of the Share Exchange Agreement, Mr. Stephen Dadson and Mr. Mu Zhankui became members of the board of directors of the Registrant. The directors then elected Mr. Stephen Dadson as the Chief Executive Officer.

        The following table sets forth certain information after giving effect to the issuance of the securities at the Closing with respect to the beneficial ownership of the outstanding shares of common stock by the Registrant's directors, executive officers and each person known to the Registrant who owns in excess of 5% of the outstanding shares of common stock and the directors and executive officers of the Registrant as a group.

        Each person listed below has personal and sole beneficial ownership of the shares of common stock listed with their name:

                                                                             Total Number          Percentage
                                 Name                                          Of Shares           Ownership
         ----------------------------------------------------------------------------------------------------------
            Tianjin Teda Yu Cheung Group Co. Ltd.                                   6,000,000          46.6%
            Richard Wang                                                            1,000,000           7.8%
            Peng Chen                                                               1,000,000           7.8%
            Brian Roberts                                                             250,000           1.9%
            Zun Zhao Li                                                             1,000,000           7.7%
            Karen Dadson                                                            1,000,000           7.7%
            Mu Zhankui                                                                500,000           3.9%

            All Directors and Executive Officers (4 persons)                        2,750,000          13.7%

    b) Acquisition or Disposition of Assets.

          The information set forth above under "(a) above, Change in Control of Registrant" is incorporated herein by reference.

          As described in (a) above, pursuant to the Share Exchange Agreement, the Registrant acquired all of the issued and outstanding stock of DVC. In consideration therefor, the Registrant issued to the Shareholders eight million four hundred and ninety thousand (8,490,000) shares of the Registrant's common stock. The consideration for the acquisition of DVC was negotiated on an arms length basis.

          DVC is a Canadian company incorporated in the Province of British Columbia. DVC is an internet content provider that provides bi-lingual content and technical services to companies in China, and provides third party internet services such as web design, web hosting and content development for firms that specialize in naturopathic and traditional eastern health sciences in North America.

     c) Changes in Registrant's Certifying Accountant

       (i) On December 28, 2000 the Company advised Parker and Co. that it would not be appointed as the Company's auditors for the year ended December 31, 2000.
       (ii) During either of the past two fiscal years, and any subsequent interim period, Parker and Co. reports on the Company's financial statements have not contained adverse opinions or disclaimers of opinion. During either of the past two fiscal years, and any subsequent interim period, there have not been any disagreements between Parker and Co. and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events between Parker and Co. and the Company.
       (iii) The Company requested Parker and Co. to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Company in response to this section and, if not, stating the respects in which it does not agree. The Company delivered a copy of the Form report to Parker and Co. on December 28, 2000. The Company will file such letter as an amendment to the Form,
       (iv) On December 28, 2000, the Board of Directors of the Company appointed Moen and Company as independent auditors of the Company for the fiscal year ended December 31, 2000. Prior to the engagement of Moen and Company, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction whether completed or uncompleted, or type of audit opinion that might be rendered on the Company's financial statements.

     d) Other Events.

       (i) Registrant has moved its principal executive offices from 4750 Table Mesa Drive, Boulder, Colorado, 80303 to 8980 Fraserwood Court, Unit 10, Burnaby B.C., Canada, T5J 5HJ.
       (ii)   The Registrant adopted a new trading symbol of "DVWT"
       (iii)  The Registrant's new CUSIP number is 25388R109

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended June 30, 2000 and 1999; the six month periods ended June 30, 2000 and 1999, and the Form 10-SB filed by the Company on June 21, 2000. Special Note Regarding Forward-Looking Statements:
Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations - comparison of the three month periods ended June 30, 2000 and June 30, 1999.

Revenue for the quarter continued to be solely interest earned on deposited funds and was $753 versus nil in 1999. Expenses during the quarter were $21,842 versus $2,014 in the corresponding quarter in 1999. As a result, for the quarter ended June 30, 2000, the Company had a net loss of $21,089, as compared to a loss of $2,014 for the same quarter of 1999.

The Company continues to seek business opportunities and is still developing its business plan which is expected to be finalized during the fourth quarter of 2000.

The cash balance at the end of the period was $43,102 compared to $65,835 in 1999. This reduction was primarily due to consulting fees in respect to development of a corporate Business Plan and operating expenses.

Net cash used during the current three month period was $21,433 compared to $2,014 during the same period of the prior year. The Company continues to be reliant on cash available in order to fund its limited operations. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms that are acceptable.

Results of operations - comparison of the six month periods ended June 30, 2000 and June 30, 1999.

Revenue for the six month period ended June 30, 2000 was generated solely from interest earned on deposited funds and was $1,508 as compared to nil in the same period of 1999. Expenses during the six month period were $23,185 as compared to expenses of $10,928 in the same period of 1999. The principal variations were in areas of consulting fees in respect to development of a corporate Business Plan.

Net cash used during the six month period was $21,127 compared to $10,928 during the same period of the prior year.

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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    The Exhibits listed below are filed as part of this filing:

            27.1 - Financial Data Schedule

     (b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIGITAL VILLAGE WORLD TECHNOLOGIES INC.

By:/S/ RICHARD WANG
       Richard Wang, President

Date:  January 18, 2001


By:/S/ PENG CHEN
       Peng Chen, Director

Date:  January 18, 2001