Form 10KSB40
period 2000-12-31
DIGITAL VILLAGE WORLD TECHNOLOGIES INC
filed 2001-04-17
CIK 1115911

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549


                                    _______
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended  December 31, 2000
                          ------------------------------------------------------

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______________ to _____________

                         Commission file Number _______________


                    Digital Village World Technologies Inc.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

                Nevada                                     88-0404114
---------------------------------------------   --------------------------------
(State or other Jurisdiction of Incorporation)  (I.R.S. Employer Identification
                                                               No.)

        8980 Fraserwood Court, Unit 10
             Burnaby B.C., Canada                            T5J 5HJ
---------------------------------------------   --------------------------------
   (Address of Principal Executive Offices)                 (Zip Code)


                                (604) 438-3598

--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
        Title of Each Class                      on Which Registered
        -------------------                      -------------------

___________________________________       ______________________________________

___________________________________       ______________________________________


     Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
--------------------------------------------------------------------------------
                                 (Title of Class)

________________________________________________________________________________
                                (Title of Class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X           No____
    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. [X]

     State issuer's revenue for its most recent fiscal year   $2,712
                                                            ------------

     State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $9,220,400
                              ---------

     Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of reasonable assumptions, if the assumptions are stated.
Yes  X           No___
    -----

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2000 there
                                                   -----------------------------
were 12,865,000 shares outstanding
----------------------------------

     Transitional Small Business Disclosure Format (check one):
Yes____          No____

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                    DIGITAL VILLAGE WORLD TECHNOLOGIES INC.
                                  FORM 10-KSB
                                     INDEX

                                                                            Page
                                                                            ----
                                    PART I

Item 1.   Description of Business.........................................   1

Item 2.   Description of Properties.......................................   8

Item 3.   Legal Proceedings...............................................   8

Item 4.   Submission of Matters to a Vote of Security Holders.............   8

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................   8

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................   9

Item 7.   Financial Statements............................................  10

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................  10

                                   PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............  11

Item 10.  Executive Compensation..........................................  12

Item 11.  Security Ownership of Certain Beneficial Owners and Management..  13

Item 12.  Certain Relationships and Related Transactions..................  14

Item 13.  Exhibits, List and Reports on Form 8-K..........................  14

Signatures................................................................  15

Financial Statements...................................................... F-1

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

     When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Company History

     Digital Village World Technologies Inc. ("Digital Village" or "the Company") was incorporated under the laws of the State of Nevada on September 15, 1998, under the name Body Concepts, Inc. It was formed to engage in the business of owning and operating small boutique style fitness facilities in which clients work with fitness advisors to establish exercise routines, nutrition programs and stress releasing therapies. In February, 2000, new management was appointed and the Company adopted a new business plan. On May 16, 2000, the Company changed its name to Digital Village World Technologies, Inc.

     On December 18, 2000, the Company entered into a Share Exchange Agreement, (the "Share Exchange Agreement") by and among, the Company, Digital Village World Technologies (Canada) Ltd. ("DVC"), Tianjin Teda Yu Cheng Group Co. Ltd. (the "Founding Shareholder") and the shareholders of DVC named therein (the "DVC Shareholders", together with the Founding Shareholder, the "Shareholders"). Pursuant to the Share Exchange Agreement, on such date, the Company acquired from the Shareholders all of the shares of DVC (the "Acquisition") in exchange for 8,490,000 shares of the Company's common stock representing 66% of the issued and outstanding shares of the Company after giving effect to the Acquisition. The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 2, 2001 reporting the Acquisition

     The Company's executive offices are located at 8980 Fraserwood Court, Unit # 10, Burnaby, B.C. Canada V5J 5HJ, Tel: (604) 438-3598, Fax: (604) 438-3630,
email: info@dvwt.net and the Company's web page is www.dvwt.net. The Company's financial statements are stated in US dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General Business Description

     The Company's principal business is to manage the operations of DVC and manage the operations of a Chinese domestic joint venture, Yu Xun CNTime Group Co. Ltd. ("CNTime Group") pursuant to the terms of a profit sharing agreement. The partners of CNTime Group are subsidiaries of the People's Daily and China Telecom Tianjin. Management of CNTime Group is currently being conducted through DVC, although it is expected that such management will be assumed and conducted by a wholly owned foreign enterprise ("WOFE").

DVC


     DVC is a Canadian company incorporated in the Province of British Columbia. DVC is an internet content provider that provides bi-lingual content and technical services to companies in China, and provides third party internet services such as web design, web hosting and content development for firms that specialize in naturopathic and traditional eastern health sciences in North America. DVC offers the following website and health related services:


     . Enhances company's web presence with affordable site design, hosting and promotion services
     .  Maximizes firm's computer networking and software capabilities
     .  Provides information on e-commerce, online marketing and web design
     . Provides access to a health portal and a free online medical equipment catalog

     DVC's health related services include a health portal with around the web retrieval function, virtual clinic, online medical databases and a listing of medical schools for nurses, dentists and doctors. The Online Medical Equipment Catalog is free of charge to both manufacturers and distributors, who can add products and services to the catalog, and health care professionals and consumers, who can search the catalog at their convenience.

CNTime Group

     CNTime Group, has two operating units, CNTime.com (the "Website") and the operation of a club ("Club") Club is a subscription based Internet school that is offered initially to K through 12 students in the Tianjin region.

     CNTime Group will initially generate revenue through the following activities:


  .  Member fees averaging 79 Rmb per month from Club student subscribers.
  . Club monthly business fees from retailer - participants in the Club Card discount program.
  . Banner advertising fees and transaction sharing arrangements with portal advertisers.
  . Use of the CNTime.com portal and applications platform by Internet Content Providers on a transaction-fee basis.
  . E-Commerce transaction fees generated from business to business activities on the Website.

     CNTime.com (Website)

     The WebSite is a portal to:(i) access curriculum-specific educational content provided by the Tianjin Ministry of Education, (ii) provide interactivity between teachers, parents, and students via a business-to-business site, and (iii) provide a site for publication of The People's Daily ("PD") online news edition.

     The People's Daily Internet edition is created daily with some 200 bilingual reporters and journalists contributing. The PD's own Internet website is one of the most viewed sites in all of China. With links between the PD and China Telecom sites, there are increased channels for linking to CNTime.com.

     CNTime.com also provides a platform (a "sub-hub") on which other Internet Content Providers can adapt their specific applications for CNTime.com users. CNTime Group will charge third parties a fee based upon transactions conducted and on banner advertising revenues generated.

     CNTime.com currently, or plans to,  provide the following platforms:

     . e-Health - Users of this sub-hub can query Chinese doctors on health related questions and also access information on health trends, research and new medicine features including information on traditional Chinese medicine (this is currently the www.dvwtonline.com).
                                        --------------------

     . e-Media - This sub-hub will be operated for the People's Daily Online network and provide a news and information service from a Chinese perspective and is available in a number of languages. In addition, the site will include news features from a variety of Western news agencies and sources.

     . e-Entertainment - This sub-hub will include a number of computer games, entertainment features, chat rooms and links to related sites.

     . e-Commerce - This sub-hub will operate as a showcase and virtual trade-show for Chinese products, will include a proprietary search engine, and will allow online shopping and individual company product information sub sections.

     . e-Education - Through this sub-hub North American universities or recognized learning institutions may offer online courses to Chinese students such that successful completion will result in certificates or diplomas from both the Western institution as well as Chinese institutions.

     Club Services

     Through the Club, CNTime Group provides its members, initially students between K to 12 in the Tianjin Region, with their own computer that is bundled with relevant courseware and support-ware. The content will aid members in their daily studies in an interactive manner and will be expanded to other parts of China as soon as possible.

     Members pay monthly fees of 78RMB for the basic education package on year to year agreements. Alternatively, Members may pay 178 RMB/month on four-year agreements for the computer and access to the education package.

     The Club program is being undertaken in association with several strategic partners:

     . Tianjin Ministry of Education and its publishing arm that provides daily content;
     .    The Industrial and Commercial Bank of China; and
     .    HiSence Computer Co.

     The business is currently managed with a staff of approximately 30 people, which is expected to expand to 100 plus during 2001. The education package provides students with a host of services including specific course content, learning aids and product discounts. Persons or firms become members of the Club by entering into subscription agreements where they agree to pay certain monthly fees for a set term depending on the option selected. Once an application is approved, a computer is installed at the member's home, Internet hook up is established and access to the content given.

     Content is provided, approved and encouraged by the Tianjin Ministry of Education through its publishing division. Similar arrangements with other local Ministries of Education will be sought as CNTime Club advances its membership drive across China.

     HiSence Computer Company will provide approved Members a new personal computer on an affordable lease arrangement basis financed by The Industrial and Commercial Bank of China ("Bank"). China Telecom will provide free Internet access for Members. HiSence and the Bank will co-brand and assist in the marketing of Club memberships through its general advertising program and will offer Members a 15% discount on the purchase of any HiSence product. The Bank will issue approved Members a co-branded Bank/CN Group gold card which can be used for discounts on purchases from HiSence as well as from a host of other retailers in Tianjin. Retailers on the program pay CNTime Group a monthly fee for promoting their businesses.

     CNTime Group has finalized an arrangement with HiSense Computer Company to provide basic personal computer units to CN-Time Club subscribers on a 48 month lease arrangement basis of 100 Rmb per month. HiSense will oversee delivery and installation of each PC at new subscriber addresses as well as monthly billing and collection operations. China Telecom will handle Internet line hookup operations. Digital Village estimates a potential demand for up to 1,000,000 PCs under this program over the initial 24 month period.

     CNTime Group may also acquire the right to provide certain IT services in the Tianjin Region that are currently undertaken by Tianjin Chuang Xian Information Development Co. Ltd ("Chung Xian"), a subsidiary of China Telecom, Tianjin. Such IT services will only be undertaken by CNTime Group once China regulations apply after the WTO agreement has been signed and the WOFE has contributed the required capital and management to CNTime Group.

     The potential IT business of CNTime Group may include the provision of broadband services, leasing lines, original equipment manufacturer sales, network maintenance, server parking, web hosting and related IT activities in the Tianjin region.

     Joint Venture and Profit Sharing Agreement

     The Company through DVC will form a Chinese wholly owned foreign enterprise
(WOFE) subsidiary called Tianjin Navada Digital World Technologies Co. Ltd. The establishment of the WOFE requires approval from the Chinese MII ministry. Ultimately, conversion of the WOFE's profit share percentage in CNTime Group to equity will require MII approval but this will only be possible after China becomes a signatory to the World Trade Organization. The key components of the Profit Sharing Agreement are:


     .  Term of 25 years

     . 80% of net profits (as defined according to GAAP and as determined by Digital Village's auditor) will be earned by Digital Village provided the Company contributes the required capital and provides the required senior management (no fewer than two personnel and to be at Digital Village's cost).

     . 20% of net profits will be retained as working capital by CNTime with the balance distributed on an 80/20 basis.

     .  Digital Village may appoint 40% of the directors of CNTime.

     . As and when the rules of China permit Digital Village to own, through a newly formed wholly owned foreign enterprise, Tianjin Navada Digital World Technologies Co. Ltd., shares in CNTime, then the parties will take the necessary steps to have shares issued to the WOFE and the profit allocation percentages will be adjusted to ensure that the underlying 80/20 arrangement is adhered to.


     . Financing to be provided by the Company will be not less than $4.0 million over a 12 month period commencing on May 2, 2000.

     . If the financing is not raised within 12 months, or the time frame extended, the profit allocation will be adjusted based on the percentage actually raised.

     . All financing contributed by the Company will be in the form of loans in order to allow for expatriation of the funds out of China when required.

Joint Venture Partners

     In November 2000, The People's Daily, the largest media group in China and the voice of the Chinese Government and China Telecom Tianjin ("CT"), China's telecommunication monopoly, through their Tianjin based Information Technology ("IT") subsidiaries, the Yu Cheng Group's IT subsidiary, Yu Xun Digital Hi-Tech Co. Ltd. ("Yu Xun") and Tianjin Chuang Xian Information Development Co. Ltd. ("Chuang Xian"), formed a Chinese domestic joint venture,.

     Tianjin Teda Yu Cheng Group Co. Ltd. (Yu Cheng Group)

     The Yu Cheng Group is a wholly owned subsidiary of The People's Daily. The People's Daily is the largest media group in China and the voice of the Chinese Government. The People's Daily provides the latest news dispatches of policy information and resolutions of the Chinese Government and major domestic and international news releases from China. It reflects the view of the Chinese people and is also published under the banner of nine newspapers and six magazine subsidiaries including Overseas, East China, the South China editions of The People's Daily, Market Daily, International Financial Daily, Jiangan and Tianjin Global Times, Health Times, and Satire and Humor.

     The People's Daily Online Edition provides all major news releases from The People's Daily along with new policies, resolutions and statements of the Chinese Government, activities of Chinese leaders, basic facts on China, and places of interest in China. The People's Daily Online site has won wide fame as a major medium disseminating information from China and has been credited as the largest Chinese website on the Internet for its visitor numbers and daily information supply.

       Tianjin Chuang Xian Digital Information Development Co. Ltd.

     Tianjin Chuang Xian Digital Information Development Co. Ltd. is a wholly owned subsidiary of CT's Tianjin division. CT is China's telecommunication monopoly and has become the dominant Internet backbone in China. The CT network accounts for 82% of China's total connections to the Internet. CT itself is the dominant Chinese Internet Service Provider, although a number of smaller ISPs operate by leasing resources from CT.

     CT has recently reorganized itself into two macro groups, one which owns and controls the main infrastructure and the other which provides the actual services to customers/users. The latter group is open for third parties to collaborate and compete.

Media Advertising

     As the traffic to the CNTime.com site and the various sub-hubs increases, the Company will sell banner ads and links to strategic business partners. During 2001, Digital Village plans to enter into an arrangement with an advertising agency which will orchestrate the entire banner advertising program. Such an agency may be Hong Kong based. Digital Village will recruit an advertising sales manager to oversee this program on behalf of the Company.

     Banner ads are small, typically rectangular, graphic images that are linked to a target ad. Such ads come in a variety of sizes, with 90% ranging from 120 to 500 pixels wide (with a median of 460 pixels) and from 45 to 120 pixels high (with a median of 60 pixels). Banner ads typically provide little information other than identify the sponsor and serve as an invitation for a site visitor to click on the banner to learn more. Target ads range from a single web page with basic HTML, a single Web page enhanced by Java applets and audio or could be a series of linked pages, even a complete corporate "Internet Presence", "Content", or "Online Storefront" site. An advertising price matrix will be developed based on a number of criteria including amount of traffic, location of ad, size of ad, number of ads, and frequency.


Industry Overview

     According to Killen and Associates, a marketing research firm, information technology spending in China, including Hong Kong, will rise from RMB 25 billion in 1997 to RMB 71 billion in 2002, at an annual compound growth rate of 24%. High capacity networks covering the whole country are being put in place. This network system is utilizing the most modern technology and is based on a grid of optical cables supplemented by satellite and digital microwave systems.

     Systems at 8x2.5 Gbps have been adopted on the major transmission trunks for transmission of broadband information and application of different categories of services. The urban and rural telephone network, mobile communications network and the public data and multimedia network have been completed. The information industry continued its fast growth in 2000 with an additional 22 million lines added to the Public Switched Telephone Network to bring the total to 135 million lines

     The Internet market in China is dominated by Golden Bridge Network, the internet service provider (ISP) set up by the Ministry of Electronics; China Net, China Telecom's ISP; and a new entrant, the Ministry of Film, Broadcasting and Television, which has a fiber, coax cable, microwave and satellite transmission network throughout the wealthiest provinces and cities. The highest concentration of Internet subscribers is in the wealthiest cities in China, namely Beijing and Shanghai, according to China Network Information Center.

     The Internet market in China first started in 1987, when its use was limited to the field of academic and educational institutions for research purposes. The commercial use of the Internet in China began in 1995 with the launching of ChinaNet.

     According to China Network Information Center, a market research firm the number of Internet subscribers, has increased from 40,000 in 1995, to 100,000 in 1996 and to 2.1 million by the end of 1998. In 1998, Beijing, the capital, had over 100,000 subscribers.

Competition

     Within the Tianjin area, there are two other firms offering online educational services. All competitor fees are higher than those charged by CNTime Club and drop out rates after one year exceed 60%. Competitive fees average 1,500 RMB per 6 month term, payable in full on commencement. A full 12 month segment costs 2,500 RMB and a full 36 month (3 year) program costs 5,000 RMB. The fees include dial up services to the competitive network. The web content is similar to in- class teacher material.

Management of DVWT believe that competitive drop out rates are caused by:

        . Students complete high school (i.e. no longer need the service) . Can no longer afford the fee
        .  No grade improvement seen
        .  Overall dissatisfaction with content and service

     China has six basic telecom business operators and 3,000 value-added telecom business companies. Basic telecom business refers to traditional telecom operations such as fixed-line telephone and mobile phone communications while value-added business refers to derivatives of the Internet such as Internet data center, Web hosting and IP (Internet protocol) phones. Besides the present six nationwide basic telecom operators including China Telecom, China Mobile, China Unicom, China Netcom, Jitong and China Sat (China Satellite Telecom), a railway-based China Railway Telecom is to soon be launched and become the seventh player in ground communications.

     Within the IT business in Tianjin, China, competition is fierce. Great Wall Broadband Company commenced business in Tianjin in 2000 and built two fiber optic networks in two large residential communities. Another company Zheng Liang (ZL) which is financed by Silicon Valley based Experexchang, Inc., has entered the Tianjin server parking market. ZL has leased 100 MB bandwidth from Tianjin CT and is very active in recruiting clients even through the market for server parking and leased line is limited.

Regulatory Issues

  China recently announced new rules to control Internet service provision and Internet content activities, whether domestically or foreign owned. The rules now require such enterprises to be licensed and provide that a license can be issued to firms that have foreign ownership. Internet service providers in China are classified into network access providers ("ISP") and content providers ("ICP"), each regulated by different government organizations. ISPs are overseen and regulated by the Ministry of Information and Industry ("MII"), which sets technological criteria and issues licenses for operation. The MII's approval and granting of licenses to ISPs may be based on issues such as the applicant's capital structure, technology strength, capability for long-term services, and management readiness. ICPs are supervised and monitored by other government authorities such as China's media and publishing regulators, the radio and TV broadcast administration, and the public security agencies.

Legal System in the PRC

     Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the Peoples Republic of China ("PRC"). Despite this activity in developing the legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 18 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon the business operations or prospects of the Company.

Employees and Consultants

     As of December 31, 2000, the Company had 4 executive consultants and 10 full time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     Digital Village corporate headquarters are located at Unit #10, 8980 Fraserwood Court, Burnaby, B.C., Canada, V5J 5H7. The lease, which provides for approximately 2500 sq. feet of space, expires on July 31, 2001 and the annual rent is approximately $40,000 (Canadian).

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending or to the best of its knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year the only matter submitted to the shareholders for approval was the acquisition of DVC pursuant to the Share Exchange Agreement. The matter was approved by the unanimous written consent of shareholders holding a majority of the Company's issued shares.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Prices Of Common Stock

     The Company's common stock began quotation on the pink sheets on January 10, 2001 under the symbol DVWT. The following table sets forth the range of bid prices of the Company's common stock as quoted on pink sheets during the periods indicated and the prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

                Period Ended                            High                        Low
                ------------                            ----                        ---
   Period ending February 28, 2001                      $3.00                      $2.96

     The Company's common shares are issued in registered form. Signature Stock Transfer in Dallas, Texas, is the registrar and transfer agent for the Company's common stock.

(b)  Shareholders

     As of December 31, 2000, there were 12,865,000 shares of common stock outstanding held by approximately 47 stockholders of record.

(c)  Dividends

     The Company has never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon the Company's financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's current management.

     OVERVIEW

     The Company was incorporated under the laws of the State of Nevada on September 14, 1998, under the name Body Concepts, Inc. It was formed to engage in the business of owning and operating small boutique style fitness facilities in which clients work with fitness advisors to establish exercise routines, nutrition programs and stress releasing therapies. In February, 2000, new management was appointed and the Company adopted a new business plan. On May 16, 2000, the Company changed its name to Digital Village World Technologies, Inc.

     On December 18, 2000, the Company entered into the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on such date, the Company acquired from the shareholders of DVC all of the shares of DVC in exchange for 8,490,000 shares of the Company's common stock representing 66% of the issued and outstanding shares of the Company after giving effect to the Acquisition.

     The Company's principal business is to manage the operations of DVC and CNTime Group Co. Ltd. pursuant to the terms of a profit sharing agreement. The partners of CNTime Group are subsidiaries of the People's Daily and China Telecom Tianjin. Management of CNTime Group is currently being conducted through DVC, although it is expected that such management will be assumed and conducted by a WOFE.

     The consolidated financial statements are presented in US dollars. Transactions and monetary assets denominated in currencies other than US dollars are translated into US dollars at the respective applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into US dollars at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations. Currency translation adjustments arising from the use of different exchange rates from period to period are included in comprehensive income.

RESULTS OF OPERATIONS

     OPERATING REVENUE

     The Company is a development stage company and due to limited operating revenues, a year to year comparison of operating revenue would not be meaningful. The Company through it subsidiary DVC, will provide bi-lingual content and technical services to companies in China, and provides third party internet services such as web design, web hosting and content development for firms that specialize in naturopathic and traditional eastern health sciences in North America. The Company will also manage the operations of CNTime Group pursuant to the terms of a profit sharing agreement which provides for an 80% stake in its net profits of CNTime Group.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by $1,146 or 8.3% to $12,530 for the period ended December 31, 2000 from $13,676 for the corresponding period in 1999. The decrease was mainly due to a decrease in consulting fees, office costs and licenses, due and insurance. Salary and benefits increased to $3,947 for the period ended December 31, 2000 from nothing in the corresponding period in 1999. The increase was primarily due to an increase in salaries and the addition of administrative staff.

     INCOME TAXES

     There were no income taxes incurred for the reporting periods.

     INFLATION

     In recent years, the Chinese economy has experienced periods of rapid growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

     LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2000, the Company's operating activities used net cash of $12,530 compared to $13,676 in the comparable period for 1999. The decrease is primarily the result of a decrease in office costs and advertising costs. The Company purchased property and equipment of $83,028 compared to no expenditure for property and equipment for the same period in 1999. The Company's financing activities provided net cash of $164,847. The financings consisted of a loan from a related party for $144,423 and $3,396 from the issuance of equity in a private placement of common stock. Since December 31, 2000 the Company has acquired additional financing of $10,000.00 through the issuance of equity in a private placement.

     In May of 2000 the Company entered into a Profit Sharing Agreement to manage the activities of CNTime Group. Pursuant to the terms of the Profit Sharing Agreement, the Company will receive 80% of the profits from the operations of the Chinese domestic joint venture and the Company is required to provide capital of at least $4,000,000 over the twelve month period commencing in May 2000. In the event that the Company is unable to (i) provide the required capital or (ii) obtain an extension for providing the capital, the profit allocation under the Profit Sharing Agreement will be adjusted based on the percentage of capital actually contributed. The Company is in the process of negotiating an extension to the current deadline.

     The Company has historically relied upon sales of its common stock, debt instruments and loans from related parties to finance its operations. Additional financing will be required to meet its obligations under the Profit Sharing Agreement and for current and long-term development, marketing, and working capital. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so, that will be on acceptable terms. To the extent of any shortfall in financing, the Company's operations will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

ITEM 7.  FINANCIAL STATEMENTS.

(a)  Financial Statements

The following financial statements of the Company are set forth at the end hereof.

     1.   Report of Independent Auditors

     2. Consolidated Balance Sheets of Digital Village World Technologies Inc. and Subsidiaries as of December 31, 2000 and December 31, 1999

     3. Consolidated Statements of Operations of Digital Village World Technologies Inc. and Subsidiaries for the years ended December 31, 2000 and December 31, 1999, for the quarters ended December 31, 2000 and 1999, and for the period from inception (September 15, 1998) through December 31, 2000

     4. Consolidated Statements of Changes in Stockholders' Equity of Digital Village World Technologies Inc. and Subsidiaries for the period from inception (September 15, 1998) through December 31, 2000.

     5. Consolidated Statements of Cash Flows of Digital Village World Technologies Inc. and Subsidiaries for the years ended December 31, 2000 and December 31, 1999, for the quarters ended December 31, 2000 and 1999, and for the period from inception (September 15, 1998) through December 31, 2000

     6.   Notes to Consolidated Financial Statements


(b)  Interim Financial Statements.

     Not Applicable.

(c)  Financial Statements of Businesses Acquired and to be Acquired.

     Financial Statements for the acquired company, Digital Village World Technologies (Canada) Inc. for the period ended December 18, 2000 (date of acquisition by Digital Village) were previously filed with the Securities Exchange Commission on March 5, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 28, 2000, the Company advised its auditor Parker and Co., that it would not be appointed as the Company's auditors for the year ended December 31, 2000.

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

     The Company requested Parker and Co. to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Company in response to this section and, if not, stating the respects in which it does not agree. The Company filed such letter from Parker and Co. as an amendment to its Form 8K on January 22, 2001.

     Also on December 28, 2000, the Board of Directors of the Company appointed Moen and Company as independent auditors of the Company for the fiscal year ended December 31, 2000. Prior to the engagement of Moen and Company, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction whether completed or uncompleted, or type of audit opinion that might be rendered on the Company's financial statements. As a result of the change of auditors, Moen and Company reviewed the June 30, 2000 10QSB financials filed by the Company in January 2001.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2000. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                                 Age      Position Held
----                                 ---      -------------
Yuwen Cheng                          50       Chairman of the Board
Richard Wang                         49       President, Chief Operating Officer and Director
Stephen Dadson                       56       CEO and Director
Peng Chen                            38       Secretary Treasurer and Director
Zhankui Mu                           62       Director
Brian Roberts                        56       Vice President

Yuwen Cheng - Chairman, Director; Mr. Yuwen Cheng holds a senior management position at China's largest news media, The People's Daily, and has long been involved in areas of communications of economic news and information. A 1976 graduate from the Department of Language and Literature of Tianjin Nankai University. Mr. Cheng has held the office of Chairman and General Manager of Tianjin Yucheng (Group) Co. Ltd. of The People's Daily since 1995. Yuwen Cheng has served as a director since January 2001.

Richard Wang - President and Chief Operating Officer, Director; Richard Wang, a Canadian citizen residing in Vancouver, BC, Canada, has founded several North American businesses in areas of motion picture productions, OTC medicine & health food products distribution and general merchandise export and import. He has been involved in all aspects of new product research and development in the USA, Canada and Asia, including electronic medical devices, electronic security monitoring system, and water-resistant and child-resistant electronic lighters, which were approved by Consumer Product Safety Commission of USA. Starting from 1998 he has devoted most his time to develop IT business opportunities in USA, Canada and Asia. Mr.Wang is a co-founder of Digital Village World Technologies (Canada) Inc. and has served as a director of Digital Village since April 2000.

Peng Chen - V.P. Strategic and Government Relations, Director; Mr. Chen is a Chinese citizen and, since March 1998, a Canadian landed immigrant. He is an engineering graduate from the University of Ministry of Post and Telecommunications and a former Information Technology specialist with China Telecom in Tianjin, China. In 1994, he commenced his own business in Tianjin in the freight forwarding industry. He has served as a director of Digital Village since April 2000.

Stephen Dadson - Chief Executive Officer, Director; Mr. Dadson is a seasoned China businessmen having started as early as 1982 when he acted for clients wishing to expand their business activity in China. Mr. Dadson has a B.Sc. from the University of Manitoba and a Law degree from the University of British Columbia (1972). Mr. Dadson practiced commercial and securities law and left full time law in the late 1980's in order to take a position as CEO of a resource based company sponsored by a major European insurance group. In 1990, Mr. Dadson and his Chinese partner began a food and beverage manufacturing and distribution business in China, Hansen Corinco Group, which has expanded to include real estate development, hospitality and commodity trading divisions. Mr. Dadson's activities have been focused on new businesses in China. He has been active in the China IT business over the last several years and was, prior to joining Digital Village, CEO of a Chinese Education Service Provider. Mr. Dadson is also a director of (i) TEDA Technologies Inc., a private Canadian company with ties to the Tianjin Economic Development Area, China's largest economic development zone, (ii) ATC Systems Inc., a private Canadian company that has a B to G business in NE China that facilitates the collection of China's first online business tax payment. He has served as a director of Digital Village since December 2000.

Zhankui Mu - Director; Mr. Mu is a successful Beijing businessman whose principal business is Chairman-CEO of one of Beijing's top three construction companies. Mr. Mu is also chairman of China Alliance Investment Co., a Beijing based private investment firm that invests in new Chinese businesses. He has served as a director of Digital Village since December 2000.

Brian Roberts - V.P., Corporate Development; Brian Roberts is a co-founder of Gilmour McKay and Roberts Consulting Ltd., a Vancouver based investment counseling firm where he was president since 1984. Mr. Roberts is a 1978 B.Comm graduate of the University of Alberta and was previously employed in the metals industry.

     During the year ended September 30, 2000, certain corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid during fiscal years ended December 31, 1999 and 2000 to the Company's Chief Executive Officer.

                 Name                           Position                 Compensation
                 ----                           --------                 ------------
      Stephen Dadson                      Chief Executive Officer            $6,667

     Neither the Company nor any subsidiary maintains or has maintained in the past, any employee benefit plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 31, 2000.

                                                        Total Number                 Percentage
                    Name                                 of Shares                    Ownership
--------------------------------------------------  --------------------        ---------------------
Directors and Executive Officers
--------------------------------

Richard Wang                                              1,000,000                      7.7%
Yu Cheng                                                 6,000,000                     46.6%
Peng Chen                                                 1,000,000                      7.7%
Brian Roberts                                               250,000                      1.9%
Stephen Dadson                                                    -                        -
Mu Zhankui                                                  500,000                      3.9%
All officers and directors as
a group (5 persons)                                       2,750,000                     21.2%

Five Percent Shareholders
-------------------------
Tianjin Teda Yu Cheng Group Co. Ltd                       6,000,000                     46.6%
Karen Dadson                                              1,000,000                      7.7%
Zun Zhao Li                                               1,000,000                      7.7%
Richard Wang                                              1,000,000                      7.7%
Peng Chen                                                 1,000,000                      7.7%

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the best of the Company's knowledge

(based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Two of the directors of the Company were also directors of Digital Village World Technologies (Canada) Inc. at such time as the Share Exchange Agreement dated December 18, 2000 was negotiated. The Company's common shares had yet to be traded publicly and therefore a market value had not been formally established as a basis. Holders of a majority of the issued common shares in the Company agreed to a consent resolution on December 18, 2000 approving the transaction.

     Tianjin Teda Yu Cheng Group Co. Ltd. is the parent of a 100% owned Chinese subsidiary entity, Tianjin Yu Xun Digital Hi-Tech Co. Ltd. (Yu Xun). Yu Xun is a 50% partner in the domestic Chinese joint venture CNTime Group with which DVC has a profit share arrangement.

ITEM 13.  EXHIBITS AND REPORTS ON 8K.

(a) (1) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


Exhibit Number                                  Description

2.1 Share Exchange Agreement dated as of December 18, 2000, incorporated herein by reference from the Company's filing on Form 8-K filed on January 2, 2001.

3.1 Articles of Incorporation, incorporated herein by reference from the Company's filing on Form 10SB12G on June 21, 2000.

3.2 Bylaws incorporated herein by reference from the Company's filing on Form 10SB12G on June 21, 2000.

10.1                Profit Sharing Agreement, dated as of May 2, 2000*

11.1                Statement of Computation of per share earning

__________________________
*Filed herewith

(b) There were no reports filed on Form 8-K for the last quarter of the fiscal year ended December 31, 2000.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.

Dated:  March 29, 2001                By       /s/ Stephen Dadson
                                              _______________________________
                                         Name:  Stephen Dadson
                                         Title: Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 29, 2001                       By     /s/ Stephen Dadson
                                               --------------------------------------------
                                             Name:  Stephen Dadson
                                             Title:  Chief Executive Officer, Director

Dated:  March 29, 2001                       By     /s/ Richard Wang
                                               --------------------------------------------
                                             Name:  Richard Wang
                                             Title: President, Director

Dated:  March 29, 2001                       By    /s/ Peng Chen
                                               --------------------------------------------
                                             Name: Peng Chen
                                             Title: Secretary and Treasurer, Director

Dated:  March 29, 2001                       By    /s/ Yuwen Cheng
                                               --------------------------------------------
                                             Name: Yuwen Cheng
                                             Title: Chairman of the Board of Directors, Director

Dated:  March 29, 2001                       By    /s/ Zhankui Mu
                                               --------------------------------------------
                                             Name: Zhankui Mu
                                             Title: Director

                               MOEN AND COMPANY
                             CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower                                     Telephone:     (604)662-8899
701 West Georgia Street                                  Fax:     (604)662-8809
Vancouver, BC   V7Y 1C6
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Directors and Shareholders of
Digital Village World Technologies, Inc. (formerly Body Concepts, Inc.) (A Nevada Corporation)
(A Development Stage Company)

We have audited the Consolidated Balance Sheet of Digital Village World Technologies, Inc. (formerly Body Concepts, Inc.) (A Nevada Corporation) (A Development Stage Company) and subsidiary as of December 31, 2000, and the related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Digital Village World Technologies, Inc. (formerly Body Concepts, Inc.) as of December 31, 1999, were audited by other auditors whose report dated February 10, 2000, expressed an unqualified opinion on these statements, except that they added a going concern assumption stating that the Company will require an infusion of capital to sustain itself. This going concern assumption and cash infusion requirement does not apply as at December 31, 2000.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report or other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Village World Technologies, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Moen and Company
                                                           Chartered Accountants
Vancouver, British Columbia, Canada
March 1, 2001

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
       From Date of Inception on September 15, 1998 to December 31, 2000
                               (In U.S. Dollars)



                                                                                     Deficit Accum-
                                   Number of               Additional        Total   ulated During                      Total
                                     Common     par         Paid-in         Capital   The Develop-    Cumulative    Stockholders'
                                     Shares    Value        Capital          Stock     ment Stage     Translation      Equity
                                 ------------------------------------------------------------------------------------------------
9/15/98 issuance of common
   stock for cash                 1,000,000   $1,000        $ 1,500         $ 2,500                                  $  2,500
12/31/98 issuance of common
   stock for cash                   750,000      750         74,250          75,000                                    75,000
    Net loss for the year
       ended December 31, 1998                                                               (737)                       (737)
                               ------------------------------------------------------------------------------------------------
Balance, December 31, 1998        1,750,000    1,750         75,750          77,500          (737)                     76,763
    Net loss for the year
       ended December 31, 1999                                                            (12,534)                    (12,534)
                               ------------------------------------------------------------------------------------------------
Balance, December 31, 1999        1,750,000    1,750         75,750          77,500       (13,271)                     64,229
Balance, May 19, 2000
  before forward split            1,750,000    1,750         75,750          77,500       (13,271)                     64,229
                               ================================================================================================

05/19/00 2.5 to 1 forward split   4,375,000    1,750         75,750          77,500       (13,271)                     64,229
12/18/00 share exchange           8,490,000    3,396                          3,396                                     3,396
    Net loss for the year
       ended December 31, 2000                                                             (9,818)                     (9,818)
    Cumulative translation                                                                               (468)           (468)
                               ------------------------------------------------------------------------------------------------
Balance, December 31, 2000       12,865,000   $5,146        $75,750         $80,896      $(23,089)      $(468)       $ 57,339
                               ================================================================================================







            See Accompanying Notes and Independent Auditors' Report

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                         Consolidated Balance Sheets
                          December 31, 2000 and 1999
                                (In US Dollars)




                                                           2000       1999
                                                        ---------- ----------
                   ASSETS
Current Assets
  Cash and cash equivalents (note 3)                     $  97,557   $ 64,779
  Accounts receivable (note 4)                              10,320         --
                                                         ---------   --------
                                                           107,877     64,779
                                                         ---------   --------
Fixed Assets, at cost (note 2)                              83,028         --
  Less: accumulated depreciation                              (506)        --
                                                         ---------   --------
                                                            82,522         --
                                                         ---------   --------
Goodwill, at cost (note 5)                                  48,070         --
                                                         ---------   --------
                                                         $ 238,469   $ 64,779
                                                         =========   ========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued (note 6)                  $  19,679    $   550
  Current portion of loan (note 8)                           6,811
  Due to related party (note 7(b))                         144,423         --
                                                         ---------   --------
                                                           170,913        550
                                                         ---------   --------
Long-term Liabilities
  Loan payable (note 8)                                     10,217         --
                                                         ---------   --------
Stockholders' Equity
  Capital stock (note 10)
    Authorized
      62,500,000 common shares at $0.0004 par value
    Issued
      12,865,000 common shares (1999 - 4,375,000
        shares - post split) - par value                     5,146      1,750
      Paid in capital in excess of par value of stock       75,750     75,750
                                                         ---------   --------
                                                            80,896     77,500
  Deficit, accumulated during the development stage        (23,089)   (13,271)
  Cumulative translation (note 2)                             (468)        --
                                                         ---------   --------
                                                            57,339     64,229
                                                         ---------   --------
                                                         $ 238,469   $ 64,779
                                                         =========   ========

Approved on behalf of the board:

"Richard Wang", Director
--------------

"Edward Chen", Director
-------------


            See Accompanying Notes and Independent Auditors' Report

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                (In US Dollars)


                             Cumulative From
                             Inception Date          Quarter Ended
                             of Sep. 15, 1998         December 31,
                             to December 31,      -------------------
                                  2000            2000           1999
                                  ----            ----           ----
Revenue
 Interest and other income    $  3,854        $      606       $      715
                              --------        ----------       ----------
Administration Costs
 Advertising                       712                --               70
 Bank charges and interest         505                68               48
 Consulting                      6,004           (19,301)             265
 Depreciation                      506               506               --
 License, dues and insurance       985               265               --
 Office costs                      318                --              300
 Rentals and leases              2,221                --               --
 Professional fees               7,937             1,321              550
 Salary and benefits              3,947             3,947               --
 Telephone and utilities           533               533               --
 Transfer agent and
  filing fees                    1,336                --              150
 Travel and promotion            1,939             1,939               --
                              --------        ----------       ----------
                                26,943           (10,722)           1,383
                              --------        ----------       ----------
Profit (loss) for the period  $(23,089)       $   11,328       $     (668)
                              ========        ==========       ==========
Basic and diluted profit
  (loss) per share                            $     0.00       $    (0.00)
                                              ==========       ==========
Weighted average number of
 common shares used to
 compute basic and fully
 diluted loss per share                        7,205,000        4,375,000
                                              ==========       ==========


                                 Year Ended
                                 December 31,
                              ----------------
                              2000        1999
                              ----        ----
Revenue
 Interest and other income $    2,712 $     1,142
                           ----------  ----------
Administration Costs
 Advertising                       --         712
 Bank charges and interest        270         169
 Consulting                       699       5,305
 Depreciation                     506          --
 License, dues and insurance      265         370
 Office costs                      --         318
 Rentals and leases               300       1,921
 Professional fees              3,871       3,745
 Salary and benefits            3,947          --
 Telephone and utilities          533          --
 Transfer agent and
  filing fees                     200       1,136
 Travel and promotion           1,939          --
                           ----------  ----------
                               12,530      13,676
                           ----------  ----------
Profit (loss) for
  the period               $   (9,818) $  (12,534)
                           ==========  ==========
Basic and diluted profit
  (loss) per share         $    (0.00) $    (0.00)
                           ==========  ==========
Weighted average number of
 common shares used to
 compute basic and fully
 diluted loss per share     5,082,500   4,375,000
                           ==========  ==========

            See Accompanying Notes and Independent Auditors' Report

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                               (In US Dollars)


                                     Cumulative From
                                     Inception Date              Quarter Ended                   Year Ended
                                    of Sep. 15, 1998              December 31,                   December 31,
                                     to December 31,      ----------      ----------      ----------      ----------
                                          2000               2000            1999            2000            1999
                                    -----------------     ----------      ----------      ----------      ----------
Cash derived from (used for)
  Operating activities
    Profit (loss) for the period       $ (23,089)         $ 11,328        $    (668)       $ (9,818)      $ (12,534)
    Items not requiring use of cash
      Depreciation                           506               506               --             506              --
    Cumulative translation                  (468)             (468)              --            (468)             --
    Changes in non-cash
      working capital items
      Accounts receivable                (10,320)          (10,320)              --         (10,320)             --
      Accounts payable and accrued        19,679            19,129              550          19,129             550
                                       ---------         ---------        ---------        --------        --------
                                         (13,692)           20,175             (118)           (971)        (11,984)
                                       ---------         ---------        ---------        --------        --------
Financing activities
  Issuance of shares                      80,896             3,396               --           3,396              --
  Loan payable                            17,028            17,028               --          17,028
  Due to related parties                 144,423           144,423               --         144,423              --
                                       ---------         ---------        ---------        --------        --------
                                         242,347           164,847               --         164,847
                                       ---------         ---------        ---------        --------        --------
Investing activities
  Capital assets purchased               (83,028)          (83,028)              --         (83,028)             --
  Goodwill                               (48,070)          (48,070)              --         (48,070)
                                       ---------         ---------        ---------        --------        --------
                                        (131,098)         (131,098)              --        (131,098)             --
                                       ---------         ---------        ---------        --------        --------
Cash, increase (decrease)
    during the period                     97,557            53,924             (118)         32,778         (11,984)
Cash, beginning of period                                   43,633           64,897          64,779          76,763
                                       ---------         ---------        ---------        --------        --------
Cash, end of period                    $  97,557         $  97,557        $  64,779        $ 97,557        $ 64,779
                                       =========         =========        =========        ========        ========


            See Accompanying Notes and Independent Auditors' Report

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

      Pursuant to the terms of a share exchange which was effective as of December 18, 2000, the Company acquired all of the issued and outstanding stock of Digital Village World Technologies (Canada) Inc. ("DVC") in exchange for the issuance of 8,490,000 shares of its authorized but previously unissued common stock, which shares were valued at par value for purposes of the acquisition. The acquisition was accounted for as a purchase, and accordingly, the operating results for DVC will be reported only for the period subsequent to the acquisition. Assets and liabilities of DVC at the date of acquisition on December 18, 2000, are as follows:

           Assets
            Cash and cash equivalents                          $ 56,725
            Accounts receivable                                  10,285
            Fixed assets, net                                    83,028
                                                               --------
                                                                150,038
                                                               --------
          Liabilities
            Accounts payable                                     13,161
            Current portion of loan                               6,811
            Due to related company                               20,000
            Due to related parties                              144,423
                                                               --------
                                                                184,395
            Long-term loan                                       10,785
                                                               --------
                                                                195,180
                                                               --------
          Net assets  (liabilities)                             (45,142)
          Cumulative translation, included in above,
              Booked in stockholders' equity of the Company         468
                                                               --------
                                                                (44,674)
          Goodwill on acquisition (note 5)                       48,070
                                                               --------
          Issuance of 8,490,000 common shares at par value     $  3,396
                                                               ========

      DVC is a Canadian company incorporated in the Province of British Columbia, Canada. DVC is an internet content provider that provides bi-lingual content in Chinese and English, technical services to companies in China, and provides third party internet services such as web design, web hosting and content development for firms that specialize in naturopathic and traditional eastern health sciences in North America.

      The historical information of Digital Village World Technologies, Inc. that is the basis for the pro forma information at December 18, 2000 is as follows:

Summary Balance Sheet
  Assets

  Cash                                         $ 44,171
  Advances to related company                    20,000
                                               --------
                                               $ 64,171
                                               ========
Liabilities
  Accounts payable                                1,871
                                               --------
Stockholders' equity
  Capital stock - par value                       1,750
                - additional paid-in capital     75,750
                                               --------
                                                 77,500
                                                (15,200)
                                               --------
Deficit                                          62,300
                                               --------
                                               $ 64,171
                                               ========

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                          Principles of consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Digital Village World Technologies (Canada) Inc. All significant intercompany transactions and balances have been eliminated.

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

                              Net profit per share
     The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilution effects on net loss per share are excluded.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

              Disclosure about fair value of financial instruments
     The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2000 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                          Concentration of credit risk
     Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

                                  Fixed assets
     Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on the following rates:

        Office equipment    - 20% per annum on the declining balance basis
        Vehicles            - 30% per annum on the declining balance basis
        Computer equipment  - 30% per annum on the declining balance basis

         At December 31, 2000, the fixed assets and accumulated depreciation are as follows:

                                  At Cost    Accumulated   Net Book
                                (12/18/00)   Depreciation     Value
                                ----------   ------------   -------
          Office equipment      $    5,430       $ 21         5,409
          Vehicles                  28,350        178        28,172
          Computer equipment        49,248        307        48,941
                                ----------       ----       -------
                                $   83,028       $506       $82,522
                                ==========       ====       =======

                               Long-lived assets
     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

                          Foreign currency translation

     The functional currency of the parent Company Digital Village World Technologies, Inc. is the United States Dollar and of Digital Village World Technologies (Canada) Inc. is the Canadian Dollar and the reporting currency on a consolidated basis is the United States Dollar.

     The assets, liabilities, and operations of the Company are expressed in the functional currency of the Company in United States Dollars. Operations of the subsidiary Digital Village World Technologies (Canada) Inc. are in Canadian Dollars and in conformity with US GAAP they are translated into the reporting currency, the United States Dollar.

     Monetary assets and liabilities are translated at the current rate of exchange.

     The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

     The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

     Gains or losses from foreign currency transactions are recognized in current net income.

     Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

     Depreciation is recorded at historical exchange rates that existed at the time the underlying related asset was acquired.

     An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                                             Year Ended
                                                                            December 31,
                                                           -------------------------------------------
                                                                2000                       1999
                                                           ----------------           ----------------
Beginning balance                                          $             --           $             --
Change during the period                                               (468)                        --
                                                           ----------------           ----------------
Ending balance                                             $           (468)          $             --
                                                           ================           ================

Fixed assets are translated at historical exchange rates that existed at the time of the transaction.

     The effect of exchange rate changes on cash balances forms part of the reconciliation of change in cash and cash equivalents during the period.

                              Revenue Recognition

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the current year, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.

     Web Site Development Expenses

     Web site development expenses relate to the development of new online services and consist of employee compensation, as well as costs for content, facilities and equipment. The consensus in the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs, requires that certain costs to develop Web sites be capitalized (and amortized) or expensed, depending on the nature of the costs.

     Shipping and Handing Fees and Costs

     In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, be classified as revenue. The Company historically has netted shipping charges to customers with shipping and handling costs which are included in operating expenses in the Statements of Operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company will adopt the consensus in the Issue in fiscal 2001.

Note 3.  CASH AND CASH EQUIVALENTS - $97,557

      The total for cash and cash equivalents as at December 31, 2000, is made up as follows:

       Cash in bank current accounts               $80,057
       Cash in lawyer's trust account               10,166
       Petty cash                                      667
       Short term deposits - one month term GIC      6,667
                                                   -------
       Net book value                              $97,557
                                                   =======

Note 4.  ACCOUNTS RECEIVABLE - $10,320

      The accounts receivable of $10,320 as at December 31, 2000 is the Canadian Goods and Services Taxes refundable

Note 5. GOODWILL - $48,070

      On December 18, 2000 the acquisition of Digital Village World Technologies (Canada) Inc. included liabilities that exceeded the assets by $44,674 and the consideration of 8,490,000 treasury shares at par value of $0.0004 per share or $3,396, resulted in goodwill on the transaction of $48,070 that is being amortized over ten years, commencing January 1, 2001.

Note 6.  ACCOUNTS PAYABLE - $19,679

      Details of the total of accounts payable and accrued as at December 31, 2000, are as follows:

       Blake, Cassels & Graydon, LLP                     $ 3,929
       Frascona, Joiner, Goodman and Greenstein, P.C.
           Accrued legal fees                              1,871
       Telephone Bills                                       762
       Mr. Wang Shen - consulting fee                      1,667
       Amex Bank - visa                                    2,037
       Payroll and payroll deductions payable              9,413
                                                         -------
       Total                                             $19,679
                                                         =======

Note 7.  RELATED PARTY TRANSACTIONS - DVC

   a) By a directors' resolution dated January 10, 2000, each of Mr. Richard Wang, Director and President of the Company, Mr. Edward Chen, Director and Vice-president of the Company and Mr. Yuwen Cheng, Director and Chairman of the Company will be paid CAD$8,000 per month as director's fees commencing January 1, 2000 and Mr. Stephen Dadson, Director and CEO of the Company will be paid CAD$8,000 per month as director's fees commencing June 1, 2000. Payment of such director's fees may be deferred till such time until the Company has had a public offering, or as the Board of Directors otherwise decides in view of the financial position of the Company.

       As at December 18, 2000, the above resolution was cancelled by a letter signed by the above four directors.

Note 7.  RELATED PARTY TRANSACTIONS - DVC (cont'd)

       During the year ended December 31, 2000, fees paid to the related parties by the subsidiary are as follows:

               Richard Wang      $18,333
               Edward Chen        18,333
               Yuwen Cheng        18,333
               Stephen Dadson      6,667
                                 -------
                                 $61,666
                                 =======

      b) The amount of $144,423 is due to a related party, Tianjin Teda Yu Cheng Group, as at December 31, 2000 for loans that they have advanced to the Company. This amount is unsecured, non interest bearing, with no specific terms of repayment.

Note 8.  LOAN PAYABLE - $17,028

      As at January 1, 2000, Mr. Richard Wang, Director and President of the Company transferred a loan to DVC which was signed by him on June 21, 1999 with Ford Credit Canada Limited for financing of CAD$40,869 for purchase of a new vehicle with the interest rate of 0.10% per annum for a total of 48 payments with each payment of CAD$851.44 principal and interest. The first payment commenced on July 21, 1999 and the last payment is due on June 21, 2003. This loan is guaranteed by Mr. Richard Wang. As at December 31, 2000, the principal balance is as follows:

           Initial loan                           $27,246
           Repayment to December 31, 2000          10,218
                                                  -------
           Balance, December 31, 2000              17,028
           Current portion of loan                  6,811
                                                  -------
           Loan term loan at December 31, 2000    $10,217
                                                  =======

Note 9.  LEASE OBLIGATIONS

           a)   Vehicle Lease

           On January 19, 2000, DVC entered into a 36 month lease with Lansdowne Dodge City Ltd. for a vehicle to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

               2001    CAD$    8,000
               2002    CAD$    8,000
               2003    CAD$      667

            b)  Lease of Premises

            DVC has lease obligations for office premises in 2001 for CAD $25,369.

Note 10.  CAPITAL STOCK

           a) Authorized: 62,500,000 common shares with a par value of $0.0004 par value.

           b)  Issued and outstanding as at December 31, 2000, are as follows:

                                                                                 Additional
                           Issued           Number of              Par            Paid-in
                            Date              Shares              Value           Capital              Total
                       -------------    ----------------     -------------    --------------     ---------------
private placement            9/15/98           1,000,000     $       1,000    $        1,500     $         2,500

private placement           12/31/98             750,000               750            74,250              75,000
                                        ----------------     -------------    --------------     ---------------
Balance                     12/31/98           1,750,000             1,750            75,750              77,500
                                        ----------------     -------------    --------------     ---------------
Balance                     12/31/99           1,750,000             1,750            75,750              77,500
                                        ----------------     -------------    --------------     ---------------
Balance, before
  forward split              5/19/00           1,750,000     $       1,750    $       75,750     $        77,500
                                        ================     =============    ==============     ===============
2.5:1 forward split          5/19/00           4,375,000             1,750            75,750              77,500
Share exchange              12/18/00           8,490,000             3,396                                 3,396
                                        ----------------     -------------    --------------     ---------------
Balance                     12/31/00          12,865,000     $       5,146    $       75,750     $        80,896
                                        ================     =============    ==============     ===============

Note 11.  INCOME TAXES

          a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 1999, disclosing no income taxes payable to the US Internal Revenue Service.

          b) There is a loss of $23,089 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 12.  FINANCIAL INSTUMENTS

          The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued, current portion of loan due to related party and long-term loan payable . It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 13.  PENSION AND EMPLOYMENT LIABILITIES

          The Company does not have liabilities as at December 31, 2000, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 14.  NEW BUSINESS - PROFIT SHARING AGREEMENT

          By agreement for reference dated May 1, 2000, Digital Village World Technologies Inc, subsequently renamed Digital Village World Technologies (Canada) Inc., ("DVC") entered into an agreement with Tianjin TEDA Yu Cheng Group Co Ltd., a wholly owned subsidiary of the People's Daily Newspaper Group in China with its principal place of business in Tianjin, the People's Republic of China.("Yu Cheng").

     (a)  Proposed New Business Operations.

          (i) Yu Cheng has formed a new domestic Chinese company called Yuxun Digital Hi-Tech Co Ltd. ("Yuxun") which is a local Internet Service Provider (ISP) in the Tianjin region;

          (ii) Yuxun has agreed to form a domestic joint venture with Tianjin Chuang Xian Information Development Co Ltd ("Chuang Xian") that will assume Yuxun's ISP business and Chuang Xian's IT services to form a new business (New Business);

         (iii) The New Business requires working capital; Yu Cheng is the controlling shareholder of DVC and as such wishes to advance the business of DVC in China by having DVC provide overall management for the New Business and to raise working capital for the New Business in accordance with this agreement.

     (b)  Management of New Business / Working Capital

          (i) YU Cheung hereby appoints DVC to be its manager to manage the affairs of the New Business for a term of 25 years, unless terminated earlier as provided herein, provided that

          (ii) DVC assumes the responsibility for raising all working capital requirements of the New Business.

      (c)  Profit Sharing

          (i) Yu Cheung hereby agrees that 80% of the net profits of the New Business (Profit Allocation) will be earned by DVC provided DVC raises the required working capital, as hereinafter defined, and provides the senior management, as hereinafter defined, for the New Business.)

          (ii) Net Profits will be defined according to GAAP as determined by the auditor of the New Business, approved by DVC.

         (iii) The parties agree that semi-annually Net Profits will be determined and 20% thereof, or such other amount agreed to by the parties, shall be retained by the New Business as working capital and that the balance distributed to the parties on a 80/20 basis, at each parties option. Either party may choose to leave their portion of the Net Profits in the New Business as addition to a loan account owed to that party by the New Business.

Note 14.  NEW BUSINESS - PROFIT SHARING AGREEMENT (cont'd)

      (d)  Management

          (i) DVC will form a new Chinese firm, a wholly owned foreign enterprise (WOFE) which will provide no fewer than two senior executives, at DVC's cost, to provide on-going executive management for the New Business.

          (ii) Yu Cheng agrees that DVC may appoint 2 out of 5 persons to be directors of the New Business.

      (e)  Conversion to Equity

           The parties acknowledge that it is their intention to treat DVC's Profit Allocation as a substitute to owning 80% of the equity of the New Business and therefore as and when the rules of China permit DVC to own, through the WOFE, shares in the New Business, it is agreed that the parties will take such steps as are necessary to have shares issued to the WOFE and upon such event occurring the Profit Allocation will be adjusted, to ensure that the underlying 80/20 arrangement is adhered to.

      (f)  Capital

          (i) DVC, through the WOFE, will provide capital of not less than $4 Million US contributed over 12 months or as otherwise agreed to by the parties hereto.

          (ii) In the event that the Capital is not raised within the said 12 months, the Profit Allocation shall be adjusted based on the percentage actually raised of the $4 Million US.

         (iii) Yu Cheung will assist the WOFE to have all capital contribution registered as loans to the New Business in order to ensure that when the New Business is able that DVC will be able to repatriate the Capital out of China should DVC so elect.

     (g)  Annual Budget

          The parties agree that they will on an annual basis agree upon an annual budget, prepared in accordance with GAPP and that unless otherwise agreed the New Business will be managed in accordance with the annually agreed upon budget.

     (h)  Assignment

          The Parties agree that DVC may assign this agreement to any 3rd party provided that any assignee agrees to be bound by the terms of this agreement.

     (i)  Termination

          (i) This Agreement shall terminate and be of no further force or effect if DVC fails to meet any material obligation of this Agreement; or DVC files a voluntary petition in bankruptcy, or an involuntary petition in bankruptcy is filed against DVC , or DVC is liquidated or its business transferred to a receiver, or DVC makes a general assignment of all its assets on behalf of creditors.

Note 14.  NEW BUSINESS - PROFIT SHARING AGREEMENT (cont'd)

         (ii) Upon the occurrence of any event as set out in i(i), above, Yu Cheng shall send a written notice to DVC stating the nature of the breach. If the breach is curable DVC shall have thirty days from the date of the notice to cure.

      (j) Notice

          Notices as to disputes or termination to be given under this Agreement shall be signed by the party giving such notice and mailed by certified or registered mail, addressed to the party to be notified at its then current business address as set forth at the beginning of this Agreement or as subsequently changed by giving notice. Notice as to address changes, pricing changes, warranty changes and other matters relating to policy and business may by given to such addresses, by facsimile transmission, telex, telegram or first class mail. Notices by mail shall be deemed given three days after mailing.

          (i) In the event a dispute arises in connection with the interpretation or implementation of this Agreement, the parties to the dispute shall attempt in the first instance to resolve such dispute through amicable consultations. If the dispute cannot be resolved in this manner within thirty (30) days after first conferring, then any or all parties to the dispute may refer the dispute to arbitration by the Beijing International Arbitration Committee ("Committee"). The number of arbitrators shall be three. The claimant(s) in the dispute shall appoint one arbitrator within thirty (30) days of filing notice of the arbitration, and the respondent(s) in the dispute shall appoint one arbitrator within thirty (30) days thereafter. If the respondent fails to so appoint an arbitrator, the Arbitration Centre shall appoint the second arbitrator. The two arbitrators thus appointed shall choose the third arbitrator, and if they fail to do so within thirty (30) days after the appointment of the second arbitrator, the third arbitrator shall be appointed by the Committee. The arbitration proceedings shall be conducted in the English language.

         (ii) Any award of the arbitrators shall be final and binding on the parties. The costs of arbitration shall be borne by the losing party, unless the arbitrators determine that this would be inequitable. The parties agree and recognize that any award of the arbitrators shall be recognizable and enforceable in any court having jurisdiction over the party against whom the award was rendered, and also wherever assets of such party are located.

Note 14.  NEW BUSINESS - PROFIT SHARING AGREEMENT (cont'd)

        (iii) The legal relations between the parties under this contract shall be interpreted in accordance with the substantive laws of China. Any disputes between the parties concerning their legal obligations arising under this contract which are submitted to arbitration pursuant to this clause shall be decided pursuant to the substantive laws of China.

     (k)  Non Competition

          The parties agree that during the currency of this agreement that they will not, directly or indirectly, in any manner whatsoever, be engaged in any business competitive to the business of New Business or advise or be concerned with or interested or lend money to/or guaranty the debts or obligations of a competitive business.

     (l)  Initial Agreement

          The parties agree that this agreement is an initial agreement and that it may be superceded by a more comprehensive agreement but until then the parties agree this agreement will prevail.

Note 15.  CONSULTING AGREEMENT - BRIAN ROBERTS

     By agreement dated February 1, 2000, in accordance to the law of British Columbia, Canada, Digital Village World Technologies Inc., subsequently renamed Digital Village World Technologies (Canada) Inc., entered into a Consulting Agreement with Brian Roberts ("Roberts") whereby he would assist the Company in completion of its Business Plan and set up its administrative systems, on a month to month basis. Either party may terminate this agreement, with or without cause, upon thirty days notice to the other party.

     Terms and Conditions of the agreement:

     (a)  Remuneration

          (i) The Company agrees to issue 250,000 fully paid common shares of DVC at par value, for all services to be performed by Roberts under this agreement

         (ii) Roberts agrees to enter a pooling agreement at the time the shares are issued wherein he agrees that he will not sell, transfer or otherwise dispose of any of the Shares before 18 months has elapsed from the date the Shares, directly or indirectly, become publicly traded.

     (b)  Expenses

          In addition to the Shares, in (a), above, DVC shall reimburse Roberts, for all reasonable and necessary business expenses incurred by him in the performance of his duties, including, without limitation, expenses for travel, meals, entertainment and other miscellaneous business expenses. Roberts shall submit to DVC written, itemized expense accounts for approval with such additional substantiation and justification as DVC may reasonably request.

     (c)  Non-Competition

          During the term of this agreement and for a term of one year after its termination, Roberts covenants and agrees that he will not directly or indirectly, whether as owner, shareholder, director, agent, officer, consultant, independent contractor, or in any other capacity whatsoever, of a corporation, partnership or proprietorship, compete with DVC or any of its affiliates.

Note 16.  SUBSEQUENT EVENTS

      Proposed Equity Funding

      The Company proposes a private placement to raise $6,000,000. The proposed funding would be used for proposed joint ventures in P.R. China and for general working capital.

      The Company has commenced negotiation with investment brokers. No definitive agreements have been finalized at the date of issuance of these financial statements.

      When terms of the funding agreement have been finalized, the Company will file a copy thereof with Form 8K with the SEC.

      On January 26, 2001, the Company signed a subscription agreement with Mr. Wen Yao Xu, whereby Mr. Xu subscribed for 10,000 common stocks of the Company at a price of $1.00 per share with each unit consisting of one share and one-half warrant entitling the holder to acquire a total of 5,000 additional common stocks of the Company at a price of $2.00, exercisable at any time before January 20, 2002.