Form 10QSB
period 2001-03-31
DIGITAL VILLAGE WORLD TECHNOLOGIES INC
filed 2001-05-21
CIK 1115911

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB



(Mark One)

  X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
----
1934 for the quarterly period ended March 31, 2001.

____ Transaction report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes  X
                                                                           ---
No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2001, there were 12,895,000 common shares outstanding with a par value of $0.001.

Transitional Small Business Disclosure Format (Check one):
Yes           No    X
    -------      -------

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the registrant for the three month periods ended March 31, 2001, and March 31, 2000, are appended hereto. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim period presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended March 31, 2001 and March 31, 2000 and the Annual Report for the fiscal year ended December 31, 2000 on Form 10KSB filed by the Company on April 17, 2001.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of the three-month periods ended March 31, 2001 and March 31, 2000.

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

Pursuant to the terms of a share exchange which was effective as of December 18, 2000, the Company acquired all of the issued and outstanding stock of Digital Village World Technologies (Canada) Inc. ("DV-Canada") in exchange for the issuance of 8,490,000 shares of its authorized but previously unissued common stock. The acquisition was accounted for as a purchase, and accordingly, the operating results for DV-Canada are reported only for the period subsequent to the acquisition.

The Company is a development stage company and, through its wholly owned Chinese foreign enterprise Tianjin Navada Digital World Technologies Co. Ltd. ("WOFE"), will manage the operations of a Chinese domestic joint venture, CNTime Group, pursuant to the terms of a profit sharing agreement ("PSA") dated May 2, 2000 which provides for the Company to receive 80% of the profits from the operations of the Chinese domestic joint venture with the Company required to provide capital of at least $4,000,000 over the twelve month period commencing in May 2000. In the event that the Company is unable to (i) provide the required capital or (ii) obtain an extension for providing the capital, the profit allocation under the Profit Sharing Agreement will be adjusted based on the percentage of capital actually contributed.

Results of Operations

Management of the Chinese domestic joint venture, CNTime Group, has not yet commenced and a revision of the PSA is currently in the process of re-negotiation. Management believes that a revised PSA will be formalized during the second quarter of 2001. Revenue for the quarter was solely interest earned on deposited funds and was $3,766 compared to $755 in 2000. Expenses during the quarter, which included costs of operations of DV-Canada, which was acquired by the Company on December 18, 2000, were $118,342 as compared to $1,343 for the comparable period in 2000. As a result, for the quarter ended March 31, 2001, the Company had a net loss of $114,576, as compared to a loss of $588 for the same quarter of 2000.

General and Administrative Expenses

General and administrative expenses were $71,885 for the period ended March 31, 2001 versus $1,343 for the corresponding period in 2000. The increase was primarily due to the addition of operating costs of DV-Canada which included expenditures of $23,676 for professional fees, $11,824 in telephone and utilities costs and $14,055 for travel and promotion. Salaries and benefits expenses increased to $46,457 for the period ended March 31, 2001, from a minimal amount in the corresponding period in 2000. The increase was mainly the result of an increase in the number of administrative staff associated with the acquisition of DV-Canada.

Liquidity and Capital Resources

The Company expects to incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, costs related to launch of its Chinese operations and continuation of the Canadian business. The Company expects to launch its Chinese operations coincident with finalizing the terms of the PSA and confirmation of an equity financing being completed.

The cash balance at the end of the period was $5,931 compared to $64,535 at March 31, 2000. This decrease was primarily due to increases in expenditures related to the acquisition of DV-Canada during 2000 and operating costs thereafter. For the period ended March 31, 2001, the Company's operating activities used net cash of $91,626 compared to a positive cash gain of $306 in the comparable period for 2000. The Company's financing activities during the period provided net cash of $10,000 which consisted of a private placement of 10,000 shares of common stock at a price of $1.00 per share which also provided the investor with warrants to purchase up to 5,000 additional common shares at a price of $2.00 per share any time prior to February 20, 2002.

The Company has historically relied upon sales of its common stock, debt instruments and loans from related parties to finance its operations. Additional financing will be required to meet its obligations under the PSA and for current and long-term development, marketing, and working capital. The Company continues to pursue opportunities to undertake private equity financings. There can be no assurance that such financings will take place or, if so, that it will be on acceptable terms. The failure to obtain adequate financing will result in the Company's operations being delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

There were no income taxes incurred for the reporting period.


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  SALE OF UNREGISTERED SECURITIES

In February 2001, the Company accepted funds in the amount of $10,000 as payment for 10,000 unregistered restricted shares of its common shares sold in reliance upon the transaction exemption afforded by Regulation S under the 1933 Act. The transaction also included 10,000 warrants which allowed for the warrant holder to acquire one additional share of the Company's stock for each two warrants, at a price of $2.00 at any time prior to February 20, 2001. Also during the period, the Company issued 20,000 restricted common shares pursuant to Regulations at a price of $1.00 per share as compensation to Yang Geng Qi, a resident of Beijing, China in consideration of a consulting service agreement entered into on March 10, 2001 between the Company and Yang Geng Qi.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the reporting period, no matters were submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. (i) The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB.

               - Financial statements for the period ended March 31, 2001.


         b.    Filings on Form 8-K

               (1) Form 8K filed on January 2, 2001 which reported the following items:

                    - Change in control to Tianjin Teda Yu Cheng Group Co. Ltd. as at December 18, 2000.

                         - Acquisition of 100% of the equity of a private Canadian company, Digital Village World Technologies (Canada) Inc. as at December 18, 2000.

                         - Change in certifying accountant from Parker & Co. to Moen and Company as at December 28, 2000.

                  (2) Form 8K/A filed on January 23, 2001 which included a letter from the Company's previous auditor, Parker & Co., confirming that during their management, there were no disagreements on any matter of accounting principles or practice, financial statements, disclosure or auditing scope or procedure or any reportable event.

                  (3) Form 8K/A filed on March 5, 2001 which included the pro forma financial statements of the Company reflecting the acquisition of Digital Village World Technologies (Canada) Inc. as at December 18, 2000.



                                  SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIGITAL VILLAGE WORLD
                                            TECHNOLOGIES INC.

                                            /s/ Richard Wang
                                            -----------------------------------
                                            Richard Wang, President
                                            Date: May 18, 2001

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

We have reviewed the accompanying Consolidated Balance Sheet of Digital Village World Technologies, Inc. (formerly Body Concepts, Corp.) (A Nevada Corporation) (A Development Stage Company) as of March 31, 2001, and the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the three month period then ended. These financial statements are the responsibility of the Company's management.

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





         "Moen and Company"

                                                           Chartered Accountants
Vancouver, British Columbia, Canada
May 17, 2001

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                            March 31, 2001 and 2000
                                (In US Dollars)
                                  (Unaudited)

                                                                                        2001               2000
                                                                                    ------------         ----------
                                           Assets
Current Assets
   Cash and cash equivalents (note 3)                                               $      5,931         $  64,535
   Accounts receivable (note 4)                                                           11,706                --
   Prepaid expenses and deposit                                                            5,107                --
                                                                                    ------------         ---------
                                                                                          22,744            64,535
                                                                                    ------------         ---------
Fixed Assets, at cost (note 2)                                                            83,028                --
   Less:  accumulated depreciation                                                        (5,855)               --
                                                                                    ------------         ---------
                                                                                          77,173                --
                                                                                    ------------         ---------
Goodwill, at cost (note 5)                                                                48,070                --
                                                                                    ------------         ---------
                                                                                    $    147,987         $  64,535
                                                                                    ============         =========

                      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued (note 6)                                            $     15,360         $     894
   Current portion of loan (note 8)                                                        6,811
   Due to related party (note 7(b))                                                      144,423                --
                                                                                    ------------         ---------
                                                                                         166,594               894
                                                                                    ------------         ---------
Long-term Liabilities
   Loan payable (note 8)                                                                   8,514                --
                                                                                    ------------         ---------
Stockholders' Equity
   Capital stock (note 10)
    Authorized
     62,500,000 common shares at $0.0004 par value
    Issued
     12,895,000 common shares (2000 - 4,375,000 shares - post split) - par value           5,158             1,750
     Paid in capital in excess of par value of stock                                     105,738            75,750
                                                                                    ------------         ---------
                                                                                         110,896            77,500
   Deficit, accumulated during the development stage                                    (137,665)          (13,859)
   Cumulative translation (note 2)                                                          (352)               --
                                                                                    ------------         ---------
                                                                                         (27,121)           63,641
                                                                                    ------------         ---------
                                                                                    $    147,987         $  64,535
                                                                                    ============         =========

Approved on behalf of the board:

"Richard Wang"       , Director
---------------------

"Edward Chen"        , Director
---------------------

       See Accompanying Notes and Independent Accountants' Review Report

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                               (In US Dollars)
                                  (Unaudited)

                                                           Cumulative From                 Three Months
                                                           Inception Date                      Ended
                                                          of Sep. 15, 1998                   March 31,
                                                            to March 31,        ----------------------------------------
                                                               2001                  2001                    2000
                                                        ------------------      ----------------          --------------
Revenue
    Interest and other income                           $            7,620      $          3,766          $          755
                                                        ------------------      ----------------          --------------

Administration Costs
    Advertising                                                        712                    --                      --
    Bank charges and interest                                        1,025                   520                      33
    Consulting                                                       7,327                 1,323                      --
    Depreciation                                                     5,855                 5,349                      --
    License, dues and insurance                                        985                                            --
    Office costs                                                     3,496                 3,178                      --
    Rentals and leases                                               8,270                 6,049                     500
    Professional fees                                               31,613                23,676                     550
    Salary and benefits                                             30,404                26,457                      --
    Stock-based compensation                                        20,000                20,000                      --
    Telephone and utilities                                         12,357                11,824                      --
    Transfer agent and filing fees                                   7,247                 5,911                     260
    Travel and promotion                                            15,994                14,055                      --
                                                        ------------------      ------------------        --------------
                                                                   145,285               118,342                   1,343
                                                        ------------------      ----------------          --------------
Net profit (loss) for the period                        $         (137,665)     $       (114,576)         $         (588)
                                                        ==================      ================          ==============

Basic and diluted profit (loss) per share                                       $          (0.01)         $        (0.00)
                                                                                ================          ==============
Weighted average number of
    common shares used to
    compute basic and fully
    diluted loss per share                                                            12,875,000               4,375,000
                                                                                ================          ==============

       See Accompanying Notes and Independent Accountants' Review Report

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                (In US Dollars)
                                  (Unaudited)

                                                      Cumulative From              Three Months
                                                      Inception Date                  Ended
                                                     of Sep. 15, 1998               March 31,
                                                       to March 31,       -----------------------------
                                                           2001               2001              2000
                                                      -------------       ------------       ----------
Cash derived from (used for)
   Operating activities
    Profit (loss) for the period                      $    (137,665)      $   (114,576)      $    (588)
    Items not requiring use of cash
     Depreciation                                             5,855              5,349              --
     Stock-based compensation                                20,000             20,000
    Cumulative translation                                     (352)               116              --
    Changes in non-cash
     working capital items
     Accounts receivable                                    (11,706)            (1,386)             --
     Prepaid expenses and deposit                            (5,107)            (5,107)             --
     Accounts payable and accrued                            15,360             (4,319)            894
                                                      -------------       ------------       ---------
                                                           (113,615)           (99,923)            306
                                                      -------------       ------------       ---------
   Financing activities
    Issuance of shares                                       90,896             10,000              --
    Loan payable                                             15,325             (1,703)             --
    Due to related parties                                  144,423                 --              --
                                                      -------------       ------------       ---------
                                                            250,644              8,297              --
                                                      -------------       ------------       ---------
   Investing activities
    Capital assets purchased                                (83,028)                --              --
    Goodwill                                                (48,070)                --              --
                                                      -------------       ------------       ---------
                                                           (131,098)                --              --
                                                      -------------       ------------       ---------
Cash and cash equivalents, increase (decrease)
        during the period                                     5,931            (91,626)            306
Cash and cash equivalents, beginning of period                                  97,557          64,229
                                                      -------------       ------------       ---------
Cash and cash equivalents, end of period              $       5,931       $      5,931       $  64,535
                                                      =============       ============       =========

       See Accompanying Notes and Independent Accountants' Review Report

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (FORMERLY BODY CONCEPTS, INC.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
        From Date of Inception on September 15, 1998 to March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)


                                                                                            Deficit Accum-
                                                    Number of          Additional   Total    ulated During                 Total
                                                     Common      par     Paid-in   Capital   The Develop-   Cumulative Stockholders'
                                                     Shares     Value    Capital    Stock     ment Stage   Translation    Equity
                                                  ----------------------------------------------------------------------------------
 9/15/98 issuance of common
   stock for cash                                  1,000,000   $1,000  $  1,500   $  2,500                               $  2,500
 12/31/98 issuance of common
   stock for cash                                    750,000      750    74,250     75,000                                 75,000
 Net loss for the year ended December 31, 1998                                                     (737)                     (737)
                                                  ----------------------------------------------------------------------------------
Balance, December 31, 1998                         1,750,000    1,750    75,750     77,500         (737)                   76,763
 Net loss for the year ended December 31, 1999                                                  (12,534)                  (12,534)
                                                  ----------------------------------------------------------------------------------
Balance, December 31, 1999                         1,750,000    1,750    75,750     77,500      (13,271)                   64,229
Balance, May 19, 2000
   before forward split                            1,750,000    1,750    75,750     77,500      (13,271)                   64,229
                                                  ==================================================================================

05/19/00 2.5 to 1 forward split                    4,375,000    1,750    75,750     77,500      (13,271)                   64,229
12/18/00 share exchange                            8,490,000    3,396                3,396                                  3,396
 Net loss for the year ended December 31, 2000                                                   (9,818)                   (9,818)
 Cumulative translation                                                                                     (468)            (468)
                                                  ----------------------------------------------------------------------------------
                                                  12,865,000    5,146    75,750     80,896      (23,089)    (468)          57,339
 2/7/01 issuance of common
   stock for cash                                     10,000        4     9,996     10,000                                 10,000
 3/30/01 issuance of common
   stock for compensation                             20,000        8    19,992     20,000                                 20,000
 Net loss for three months ended March 31, 2001                                                (114,576)                 (114,576)
 Cumulative translation                                                                                      116              116
                                                  ----------------------------------------------------------------------------------
Balance, March 31, 2001                           12,895,000   $5,158  $105,738   $110,896    $(137,665)   $(352)        $(27,121)
                                                  ==================================================================================


       See Accompanying Notes and Independent Accountants' Review Report

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)


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


                  Assets
                      Cash and cash equivalents                                   $        56,725
                      Accounts receivable                                                  10,285
                      Fixed assets, net                                                    83,028
                                                                                  ---------------
                                                                                          150,038
                                                                                  ---------------
                  Liabilities
                      Accounts payable                                                     13,161
                      Current portion of loan                                               6,811
                      Due to related company                                               20,000
                      Due to related parties                                              144,423
                                                                                  ---------------
                                                                                          184,395
                      Long-term loan                                                       10,785
                                                                                  ---------------
                                                                                          195,180
                                                                                  ---------------
                  Net assets  (liabilities)                                               (45,142)
                  Cumulative translation, included in above,
                      Booked in stockholders' equity of the Company                           468
                                                                                  ---------------
                                                                                          (44,674)
                  Goodwill on acquisition (note 5)                                         48,070
                                                                                  ---------------
                  Issuance of 8,490,000 common shares at par value                $         3,396
                                                                                  ===============

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)

Note 1.    ORGANIZATION AND NATURE OF BUSINESS (cont'd)

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

           The historical information of Digital Village World Technologies, Inc. that is the basis for the pro forma information at December 18, 2000 is as follows:

                Summary Balance Sheet
                  Assets
                      Cash                                            $ 44,171
                      Advances to related company                       20,000
                                                                      --------
                                                                      $ 64,171
                                                                      ========
                  Liabilities
                      Accounts payable                                   1,871
                                                                      --------
                  Stockholders' equity
                      Capital stock - par value                          1,750
                                    - additional paid-in capital        75,750
                                                                      --------
                                                                        77,500
                  Deficit                                              (15,200)
                                                                      --------
                                                                        62,300
                                                                      --------
                                                                      $ 64,171

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


           Development stage company

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

         Net profit per share

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

        Disclosure about fair value of financial instruments
        The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2001 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

             As at March 31, 2001, the fixed assets and accumulated depreciation are as follows:

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


                                          At Cost    Accumulated     Net Book
                                       (12/18/00)   Depreciation        Value
                                     ------------   ------------  -----------
             Office equipment        $      5,430   $        291        5,139
             Vehicles                      28,350          1,586       26,764
             Computer equipment            49,248          3,978       45,270
                                     ------------   ------------  -----------
                                     $     83,028   $      5,855  $    77,173
                                     ============   ============  ===========


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

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)

        Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

        Depreciation is recorded at historical exchange rates that existed at the time the underlying related asset was acquired.

        An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                    Three Months Ended
                                                        March 31,
                                             --------------------------------
                                                  2001             2000
                                             --------------   ---------------
        Beginning balance                    $        (468)   $           --
        Change during the period                       116                --
                                             --------------   ---------------
        Ending balance                       $        (352)   $           --
                                             ==============   ===============

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

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)


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

Note 3.   CASH AND CASH EQUIVALENTS - $5,931

           The total for cash and cash equivalents as at March 31, 2001, is made up as follows:

              Cash in bank current accounts              $       2,432
              Cash in lawyer's trust account                     3,499
                                                         -------------
              Total                                      $       5,931
                                                         =============

Note 4.   ACCOUNTS RECEIVABLE - $11,706

           The accounts receivable of $11,706 as at March 31, 2001 is the Canadian Goods and Services Taxes refundable

Note 5.   GOODWILL - $48,070

           On December 18, 2000 the acquisition of Digital Village World Technologies (Canada) Inc. included liabilities that exceeded the assets by $44,674 and the consideration of 8,490,000 treasury shares at par value of $0.0004 per share or $3,396, resulted in goodwill on the transaction of $48,070 that is being amortized over ten years, commencing after receive from proposed operations.

Note 6.   ACCOUNTS PAYABLE - $15,360

           Details of the total of accounts payable and accrued as at March 31, 2001, are as follows:

              Blake, Cassels & Graydon, LLP                      $  1,533
              Frascona, Joiner, Goodman and Greenstein, P.C.
                Accrued legal fees                                  1,871
              Telephone Bills                                       3,512

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)

              Office rent and courier expenses                3,634
              Payroll and payroll deductions payable          4,810
                                                        -----------
              Total                                     $    15,360
                                                        ===========

Note 7.   RELATED PARTY TRANSACTIONS - DVC

           The amount of $144,423 is due to a related party, Tianjin Teda Yu Cheng Group, as at March 31, 2001 for loans that they have advanced to the Company. This amount is unsecured, non interest bearing, with no specific terms of repayment.

Note 8.   LOAN PAYABLE - $15,325

           As at January 1, 2000, Mr. Richard Wang, Director and President of the Company transferred a loan to DVC which was signed by him on June 21, 1999 with Ford Credit Canada Limited for financing of CAD$40,869 for purchase of a new vehicle with the interest rate of 0.10% per annum for a total of 48 payments with each payment of CAD$851.44 principal and interest. The first payment commenced on July 21, 1999 and the last payment is due on June 21, 2003. This loan is guaranteed by Mr. Richard Wang. As at March 31, 2001, the principal balance is as follows:
                               Initial loan                       $     27,246
                               Repayment to March 31, 2001              11,921
                                                                  ------------
                               Balance, March 31, 2001                  15,325
                               Current portion of loan                   6,811
                                                                  ------------
                               Loan term loan at March 31, 2001   $      8,514
                                                                  ============

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

        b)  Lease of Premises
            DVC has lease obligations for office premises in 2001 for CAD$25,369.

Note 10.  CAPITAL STOCK

        a) Authorized: 62,500,000 common shares with a par value of $0.0004 par value.
        b)  Issued and outstanding as at March 31, 2001, are as follows:

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)

                                                                                         Additional
                                             Issued        Number of          Par          Paid-in
                                              Date          Shares           Value         Capital          Total
                                          ------------  ---------------   -----------   -------------   -------------
              private placement            9/15/1998         1,000,000    $    1,000    $      1,500    $      2,500
              private placement           12/31/1998           750,000           750          74,250          75,000
                                                        ---------------    ----------   -------------   -------------
              Balance                     12/31/1998         1,750,000         1,750          75,750          77,500
                                                        ---------------    ----------   -------------   -------------
              Balance                     12/31/1999         1,750,000         1,750          75,750          77,500
                                                        ---------------    ----------   -------------   -------------
              Balance, before
                forward split              5/19/2000         1,750,000    $    1,750    $     75,750    $     77,500
                                                        ===============    ==========   =============   =============
              2.5:1 forward split          5/19/2000         4,375,000         1,750          75,750          77,500
              Share exchange              12/18/2000         8,490,000         3,396                           3,396
                                                        ---------------    ----------   -------------   -------------
              Balance                     12/31/2000        12,865,000         5,146          75,750          80,896
              issued for cash               2/7/2001            10,000             4           9,996          10,000
              issued for compensation      3/30/2001            20,000             8          19,992          20,000
                                                        ---------------    ----------   -------------   -------------
              Balance                      3/31/2001        12,895,000    $    5,158    $    105,738    $    110,896
                                                        ===============   ===========   =============   =============

Note 11.  INCOME TAXES

        a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 1999, disclosing no income taxes payable to the US Internal Revenue Service.

        b) There is a loss of $137,665 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 12.  FINANCIAL INSTUMENTS

          The Company's financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and deposit, accounts payable and accrued, current portion of loan due to related party and long-term loan payable . It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 13.  PENSION AND EMPLOYMENT LIABILITIES

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)

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

         (b)        Management of New Business / Working Capital
                    (i) YU Cheung hereby appoints DVC to be its manager to manage the affairs of the New Business for a term of 25 years, unless terminated earlier as provided herein, provided that (ii)
                    (ii) DVC assumes the responsibility for raising all working capital requirements of the New Business.

         (c)        Profit Sharing
                    (i) Yu Cheung hereby agrees that 80% of the net profits of the New Business (Profit Allocation) will be earned by DVC provided DVC raises the required working capital, as hereinafter defined, and provides the senior management, as hereinafter defined, for the New Business. )
                    (ii) Net Profits will be defined according to GAAP as determined by the auditor of the New Business, approved by DVC.

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)


Note 14.   NEW BUSINESS - PROFIT SHARING AGREEMENT (cont'd)

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

         (g)        Annual Budget

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)

Note 14.     NEW BUSINESS - PROFIT SHARING AGREEMENT (cont'd)

                    The parties agree that they will on an annual basis agree upon an annual budget, prepared in accordance with GAPP and that unless otherwise agreed the New Business will be managed in accordance with the annually agreed upon budget.

         (h)        Assignment
                    The Parties agree that DVC may assign this agreement to any 3/rd/ party provided that any assignee agrees to be bound by the terms of this agreement.

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

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)

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

         Terms and Conditions of the agreement:

         (a)        Remuneration

                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                        (formerly Body Concepts, Inc.)
                            (A Nevada Corporation)
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                               (In U.S. Dollars)
                                  (Unaudited)

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


Note 16.  SUBSEQUENT EVENT

          Proposed Equity Funding

          The Company is currently in the final stages of negotiation with a major investor with respect to an investment into the Company.

          No definitive agreements have been signed at the date of these financial statements, and would be subject to regulatory approvals.