Form 10KSB40/A
period 2000-12-31
DIGITAL VILLAGE WORLD TECHNOLOGIES INC
filed 2001-06-15
CIK 1115911

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   ________

                                 FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended  December 31, 2000
                           -----------------

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______________ to ________________

                             Commission file Number ___________________


                    Digital Village World Technologies Inc.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

                   Nevada                                    88-0404114
----------------------------------------------    ------------------------------
(State or other Jurisdiction of Incorporation)            (I.R.S. Employer
                                                        Identification No.)


        8980 Fraserwood Court, Unit 10
             Burnaby B.C., Canada                             T5J 5HJ
----------------------------------------------    ------------------------------
   (Address of Principal Executive Offices)                 (Zip Code)

                                (604) 438-3598
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
         Title of Each Class                        on Which Registered
         -------------------                        -------------------
______________________________________    ______________________________________

______________________________________    ______________________________________

    Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X            No___________
   ----------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

         State issuer's revenue for its most recent fiscal year  $2,712
                                                                ------------

         State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $9,220,400
                                 ----------

         Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________       No___________

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2000
                                                    ------------------------
there were 12,865,000 shares outstanding
--------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one):
Yes__________       No___________

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

ITEM 7. FINANCIAL STATEMENTS.

(a)    Financial Statements

The Report of the Company's Independent Auditors for the fiscal years ended December 31, 1999 is attached hereto as exhibit 99.1

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.

Dated: June 13, 2001               By       /s/ Stephen Dadson
                                      ------------------------------------
                                      Name: Stephen Dadson
                                      Title: Chief Executive Officer

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 13, 2001         By    /s/ Stephen Dadson
                                ------------------------------------------
                             Name: Stephen Dadson
                             Title: Chief Executive Officer, Director


Dated: June 13, 2001         By    /s/ Richard Wang
                                ------------------------------------------
                             Name: Richard Wang
                             Title: President, Director


Dated: June 13, 2001         By    /s/ Peng Chen
                                ------------------------------------------
                             Name: Peng Chen
                             Title: Secretary and Treasurer, Director