Form 10QSB
period 2001-06-30
DIGITAL VILLAGE WORLD TECHNOLOGIES INC
filed 2001-08-17
CIK 1115911

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB



(Mark One)

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

_____ Transaction report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X     No ______
    -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2001, there were 12,906,000 common shares outstanding with a par value of $0.0004.

Transitional Small Business Disclosure Format (Check one):
Yes _______  No   X
               -------

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the registrant for the three-month periods ended June 30, 2001 and June 30, 2000 are set forth at the end of this Form 10-QSB. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim period presented.


                              -insert financials-


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended June 30, 2001 and June 30, 2000 and the Annual Report Form 10-KSB for the fiscal year ended December 31, 2001 filed by the Company on April 17, 2001 for the 2000 fiscal year.

Special Note Regarding Forward-Looking Statements - Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations - comparison of the three month periods ended June 30, 2001 and June 30, 2000.

The Company is a development stage company and, through its wholly owned Chinese foreign enterprise Tianjin Navada Digital World Technologies Co. Ltd., will manage the operations of a Chinese domestic enterprise, CNTime Group, pursuant to the terms of a profit sharing agreement ("PSA") which provides for the Company to receive 80% of the profits from the operations of the Chinese venture with the Company required to provide certain agreed upon capital. In the event that the Company is unable to (i) provide the required capital or (ii) obtain an extension for providing the capital, the profit allocation under the PSA will be adjusted based on the percentage of capital actually contributed. The original PSA dated May 2000 was amended on May 31, 2001 - details of which are included in ITEM 5 of this Form 10QSB.

Formal operations have not as yet commenced. There was no revenue for the current quarter compared to $753 in interest income earned during the corresponding period in 2000. Expenses during the quarter, which included costs of operations of Digital Village World Technologies (Canada) Inc. ("DV-Canada"), which was acquired by the Company on December 18, 2000, were $26,949 as compared to $21,842 for the corresponding period in 2000. The 2001 figure included a $6,758 provision for depreciation. As a result, for the quarter ended June 30, 2001, the Company had a net loss of $36,747, as compared to a loss of $21,089 for the same quarter of 2000.

General and administrative expenses were $20,191 for the three-month period ended June 30, 2001 compared to $21,842 for the corresponding period in 2000. The expenses were primarily due to operating costs of DV-Canada which included expenditures of $8,362 for rental expenses, $1,995 in telephone and utilities costs and $7,817 for travel and promotion. The three-month period ended June 30, 2000 included a cost of $20,000 for consulting in respect to preparation of the corporate business plan. Salaries and benefits expenses were $9,798 for the period ended June 30, 2001 compared to an insignificant amount in the corresponding period in 2000.

The Company expects to continue to incur a loss as a result of the expenses associated with the reporting requirements of the Securities Exchange Act of 1934, costs related to launch of Chinese operations and continuation of the Canadian business.

Results of operations - comparison of the six-month period ended June 30, 2001 and June 30, 2000.

For the six-month period ended June 30, 2001, revenues were $3,766 as compared to $1,508 for the corresponding period in 2000. Total expenses were $155,089, including a $12,107 provision for depreciation and $20,000 in stock-based compensation. By comparison, during the six-month period ended June 30, 2000, expenses were $23,185 which included a $20,000 expenditure for consulting in respect to preparation of the corporate business plan.

Liquidity and Capital Resources

The cash balance for the period June 30, 2001 was $8,858 compared to $43,102 at June 30, 2000. This decrease was primarily due to increases in operating expenditures related to DV-Canada after its acquisition in December 2000. For the period ended June 30, 2001, the Company's operating activities used net cash of $36,747 compared to $21,089 in the comparable period in 2000. The Company's financing activities during the period provided net cash of $11,000 which consisted of a private placement of 11,000 shares of common stock at a price of $1.00 per share.

Working capital was *$164,393** as at June 30, 2001 compared to $42,552 as at June 30, 2000. The decrease in working capital includes indebtedness of $174,934 due to related parties.

The Company has historically relied upon sales of its common stock, debt instruments and loans from related parties to finance its operations. Additional financing will be required to meet its obligations under the Profit Sharing Agreement and for current and long-term development, marketing, and working capital. In July 2001, the Company announced a financing subscription totaling $12,000,000 from two Chinese corporate investors. There can be no assurances that such financing will actually close. To the extent of any shortfall in financing, the Company's operations will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

There were no income taxes incurred for the reporting period.


PART II - OTHER INFORMATION

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

ITEM 2.  SALE OF UNREGISTERED SECURITIES

In April 2001, the Company issued 11,000 restricted shares of its common shares in a Private Placement pursuant to an exemption provided by Regulation S of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the reporting period, no matters were submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION

1. On June 7, 2001, the Company signed an Amended Profit Sharing Agreement ("APSA") with Tianjin Teda Yu Cheng Group Co. Ltd. ("Yu Cheng"). Details of the original PSA signed on May 1, 2000 have been disclosed in previous filings.

*  Less than
** More than

     Key specific details of the APSA which differ from the May 1, 2000 document are as follows:

     a. The original PSA, which was entered into by the Company's Canadian subsidiary and Yu Cheng, called for the formation of a Chinese domestic joint venture between Yu Cheng's subsidiary Yu Xun Digital Hi-Tech Co. Ltd. (Yu Xun) and a China Telecom subsidiary, Tianjin Chuang Xian Information Development Co. Ltd. (Chuang Xian), the purpose of which was to undertake two businesses, (i) an education provider (Edubiz) and
         (ii) an IT system service provider. The parties have elected to separate the said businesses whereby Yu Xun will, with the Company, undertake the Edubiz and Chuang Xian will undertake the IT business on its own.

     b. The parties agreed that semi-annually net profits will be calculated and 20% thereof, or such other amount as agreed to by the parties, shall be retained by Yu Xun as working capital and that the balance returned to the parties on a 80/20 basis, at each party's option, that is to say either party may choose to leave their portion of the net profits in the Edubiz as an addition to their loan account with Yu Xun.

     c. The Company will provide management and capital through its wholly owned foreign enterprise, Tianjin Navada Digital World Technologies Co. Ltd.

     d. The Company will provide capital of not less than $250,000 US (Capital) contributed over 12 months or as otherwise agreed to by the parties. In the event that the Capital is not raised within the said 12 months, the profit allocation percentage shall be adjusted based on the percentage of the $250,000 actually raised by the Company.

The Company issued a press release on June 18, 2001, announcing the signing of the amended profit sharing agreement.

2. On July 16, 2001, the Company signed an Offshore Securities Subscription Agreements with two Chinese corporations - Tianjin Global Magnetic Card Co. Ltd. ("TGM") and Tianjin Teda Yu Cheng Group Co. Ltd. ("Yu Cheng"), the Company's controlling shareholder, for 10,000,000 common shares and 2,000,000 common shares respectively, all at a price of $1.00 each.

     TGM is one of the largest credit and smart card manufacturers in the Asia-Pacific Region. It was the first card manufacturer in China to be accredited by MasterCard International and Visa International and is the only company in its field in China that trades publicly which it has done since 1993 through the Shanghai Exchange.

     TGM produces magnetic and smart cards and related integration and application systems for domestic and foreign markets.

     TGM is also one of the National Mints for the People's Republic of China printing financial documents and packaging products. TGM is rapidly expanding its involvement with applications and uses of next generation smart cards throughout China. These initiatives require leading edge technology as well as access to a broader range of capital markets to develop them. To meet these needs, TGM is investing in firms like the Company and its new business unit, Digital Village RF Superconductor Technology Inc., which is developing micro super conducting devices.

     The Company issued a news release on July 12, 2001 announcing the receipt of the two signed subscription agreements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. (i) The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB.

         -   Financial statements for the period ended June 30, 2001.

     b.  Filings on Form 8-K

         - None -


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIGITAL VILLAGE WORLD TECHNOLOGIES INC.


                                        /s/ Richard Wang
                                        ---------------------------------------
                                        Richard Wang, President

Date:    August 15, 2001

                               MOEN AND COMPANY
                             CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower                                   Telephone:        (604)662-8899
701 West Georgia Street                                Fax:        (604)662-8809
Vancouver, BC, Canada, V7Y 1C6

--------------------------------------------------------------------------------


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------



Board of Directors and Stockholders
Digital Village World Technologies, Inc. (formerly Body Concepts, Corp.) (A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Digital Village World Technologies, Inc. (formerly Body Concepts, Corp.) (A Nevada Corporation) (A Development Stage Company) as of June 30, 2001 and June 30, 2000, and the Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                                          "Moen and Company"

                                                       Chartered Accountants

Vancouver, British Columbia, Canada
July 23, 2001

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                             (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


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

           The historical information of Digital Village World Technologies, Inc. that is the basis for the pro forma information at December 18, 2000 is as follows:

                Summary Balance Sheet
                  Assets
                      Cash                                               $      44,171
                      Advances to related company                               20,000
                                                                         -------------
                                                                         $      64,171
                                                                         =============
                  Liabilities
                      Accounts payable                                           1,871
                                                                         -------------
                  Stockholders' equity
                      Capital stock - par value                                  1,750
                                    - additional paid-in capital                75,750
                                                                         -------------
                                                                                77,500
                  Deficit                                                      (15,200)
                                                                         -------------
                                                                                62,300
                                                                         -------------
                                                                         $      64,171
                                                                         =============

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

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)



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


           Fixed assets
           Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on the following rates:

              Office equipment    - 20% per annum on the declining balance basis

             Vehicles            - 30% per annum on the declining balance basis
             Computer equipment  - 30% per annum on the declining balance basis

             As at June 30, 2001, the fixed assets and accumulated depreciation are as follows:

                                         At Cost     Accumulated      Net Book
                                      (12/18/00)    Depreciation         Value
                                    ------------   -------------  ------------
              Office equipment      $      5,430   $         561         4,869
              Vehicles                    28,350           4,403        23,947
              Computer equipment          49,248           7,649        41,599
                                    ------------   -------------  ------------
                                    $     83,028   $      12,613  $     70,415
                                    ============   =============  ============


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


Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


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

           An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                  Six Months Ended
                                                     June 30,
                                             --------------------------
                                                 2001            2000
                                             -----------   ------------
         Beginning balance                   $      (468)  $         --
         Change during the period                    265             --
                                             -----------   ------------
         Ending balance                      $      (203)  $         --
                                             ===========   ============


Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Note 3.  CASH AND CASH EQUIVALENTS - $8,828

           The total for cash and cash equivalents as at June 30, 2001, is made up as follows:

              Cash in bank current accounts              $       5,329
              Cash in lawyer's trust account                     3,499
                                                         -------------
              Total                                      $       8,828
                                                         =============



Note 4.  ACCOUNTS RECEIVABLE - $11,706
           The accounts receivable of $11,706 as at June 30, 2001 is the Canadian Goods and Services Taxes refundable

Note 5.  GOODWILL - $48,070

           On December 18, 2000 the acquisition of Digital Village World Technologies (Canada) Inc. included liabilities that exceeded the assets by $44,674 and the consideration of 8,490,000 treasury shares at par value of $0.0004 per share or $3,396, resulted in goodwill on the transaction of $48,070 that is being amortized over ten years, commencing after revenue commences from proposed operations.

Note 6.  ACCOUNTS PAYABLE - $8,289

           Details of the total of accounts payable and accrued as at June 30, 2001, are as follows:

              Blake, Cassels & Graydon, LLP                  $     2,332
              Frascona, Joiner, Goodman and Greenstein, P.C.
                  Accrued legal fees                               1,871
              Payroll and payroll deductions payable               4,086
                                                             -----------
              Total                                          $     8,289
                                                             ===========

Note 7.  RELATED PARTY TRANSACTIONS - $174,934

           The amount of $144,423 is due to a related party, Tianjin Teda Yu Cheng Group. $30,511 is due to Directors of the Company as at June 30, 2001 for loans that they have advanced to the Company. These amounts are unsecured, non interest bearing, with no specific terms of repayment.

Note 8.  LOAN PAYABLE - $15,325

           As at January 1, 2000, Mr. Richard Wang, Director and President of the Company transferred a loan to DVC which was signed by him on June 21, 1999 with Ford Credit Canada Limited for financing of CAD$40,869 for purchase of a new vehicle with the interest rate of 0.10% per annum for a total of 48 payments with each payment of CAD$851.44 principal and interest. This vehicle is owned by the Company. The first payment commenced on July 21, 1999 and the last payment is due on June 21, 2003. This loan is guaranteed by Mr. Richard Wang. As at June 30, 2001, the principal balance is as follows:

                         Initial loan                            $     27,246
                         Repayment to June 30, 2001                    13,624
                                                                 ------------
                         Balance, June 30, 2001                        13,622
                         Current portion of loan                        6,811
                                                                 ------------
                         Long term loan at June 30, 2001         $      6,811
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

Note 10. CAPITAL STOCK

           a) Authorized: 62,500,000 common shares with a par value of $0.0004 per share.
           b) Issued and outstanding common shares as at June 30, 2001, are as follows:

                                                                                         Additional
                                Issued            Number of                Par            Paid-in
                                 Date               Shares                Value           Capital             Total
                            -------------    ------------------      -------------    --------------     --------------
private placement                 9/15/98             1,000,000  $           1,000  $          1,500  $           2,500
private placement                12/31/98               750,000                750            74,250             75,000
                                             ------------------      -------------    --------------     --------------
Balance                          12/31/98             1,750,000              1,750            75,750             77,500
                                             ------------------      -------------    --------------     --------------
Balance                          12/31/99             1,750,000              1,750            75,750             77,500
                                             ------------------      -------------    --------------     --------------
Balance, before
  forward split                   5/19/00             1,750,000  $           1,750  $         75,750  $          77,500
                                             ==================      =============    ==============     ==============
2.5:1 forward split               5/19/00             4,375,000              1,750            75,750             77,500
Share exchange                   12/18/00             8,490,000              3,396                                3,396
                                             ------------------      -------------    --------------     --------------
Balance                          12/31/00            12,865,000              5,146            75,750             80,896
issued for cash                    2/7/01                10,000                  4             9,996             10,000
issued for compensation           3/30/01                20,000                  8            19,992             20,000
issued for cash                    4/6/01                11,000                  4            10,996             11,000
                                             ------------------      -------------    --------------     --------------
Balance                           6/30/01            12,906,000  $           5,162  $        116,734  $         121,896
                                             ==================      =============    ==============     ==============



Note 11.  INCOME TAXES

           a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2000, disclosing no income taxes payable to the US Internal Revenue Service.

Note 11.  INCOME TAXES (cont'd)

           b) There is a loss of $174,412 carried forward that may be applied towards future profits.
               No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 12.  FINANCIAL INSTUMENTS

           The Company's financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and deposit, accounts payable and accrued, current portion of loan, due to related parties and long-term loan payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 13.  PENSION AND EMPLOYMENT LIABILITIES

           The Company does not have liabilities as at June 30, 2001, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 14.  NEW BUSINESS - PROFIT SHARING AGREEMENT

           By agreement for reference dated May 1, 2000 and as amended on May 31, 2001, Digital Village World Technologies Inc, subsequently renamed Digital Village World Technologies (Canada) Inc., ("DVC") entered into an agreement with TianJin TEDA Yu Cheng Group Co Ltd., a wholly owned subsidiary of the People's Daily Newspaper Group in China with its principal place of business in Tianjin, the People's Republic of China.("Yu Cheng").

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

Note 14.  NEW BUSINESS - PROFIT SHARING AGREEMENT (cont'd)

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

                (iii) The parties agree that semi-annually Net Profits will be determined and 20% thereof, or such other amount agreed to by the parties, shall be retained by the New Business as working capital and that the balance distributed to the parties on a 80/20 basis, 80% for DVC and 20% for Yu Cheung, respectively, at each parties option. Either party may choose to leave their portion of the Net Profits in the New Business as addition to a loan account owed to that party by the New Business.

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





Note 14.  NEW BUSINESS - PROFIT SHARING AGREEMENT (cont'd)
           (f)  Capital
                (i) DVC, through the WOFE, will provide capital of not less than $500,000 US contributed over 12 months or as otherwise agreed to by the parties hereto.
                (ii) In the event that the Capital is not raised within the said 12 months, the Profit Allocation shall be adjusted based on the percentage actually raised of the $500,000 US.
                (iii) Yu Cheung will assist the WOFE to have all capital contributions registered as loans to the New Business, in order to ensure that when the New Business is able, that DVC will be able to repatriate the Capital out of China should DVC so elect.

           (g)  Annual Budget
                The parties agree that they will on an annual basis agree upon an annual budget, prepared in accordance with United States GAPP and that unless otherwise agreed, the New Business will be managed in accordance with the annually agreed upon budget.

           (h)  Assignment
                The Parties agree that DVC may assign this agreement to any 3rd party provided that any assignee agrees to be bound by the terms of this agreement.

           (i)  Termination
                (i) This Agreement shall terminate and be of no further force or effect if DVC fails to meet any material obligation of this Agreement, or DVC files a voluntary petition in bankruptcy, or an involuntary petition in bankruptcy is filed against DVC , or DVC is liquidated or its business transferred to a receiver, or DVC makes a general assignment of all its assets on behalf of creditors.
                (ii) Upon the occurrence of any event as set out in i(i), above, Yu Cheng shall send a written notice to DVC stating the nature of the breach. If the breach is curable DVC shall have thirty days from the date of the notice to cure the breach.

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

     Note 14. NEW BUSINESS - PROFIT SHARING AGREEMENT (cont'd)
           (k)  Settlement of disputes and Governing Law
                (i) In the event a dispute arises in connection with the interpretation or implementation of this Agreement, the parties to the dispute shall attempt in the first instance to resolve such dispute through amicable consultations. If the dispute cannot be resolved in this manner within thirty (30) days after first conferring, then any or all parties to the dispute may refer the dispute to arbitration by the Beijing International Arbitration Committee ("Committee"). The number of arbitrators shall be three. The claimant(s) in the dispute shall appoint one arbitrator within thirty (30) days of filing notice of the arbitration, and the respondent(s) in the dispute shall appoint one arbitrator within thirty (30) days thereafter. If the respondent fails to so appoint an arbitrator, the Arbitration Centre shall appoint the second arbitrator. The two arbitrators thus appointed shall choose the third arbitrator, and if they fail to do so within thirty (30) days after the appointment of the second arbitrator, the third arbitrator shall be appointed by the Committee. The arbitration proceedings shall be conducted in the English language.
                (ii) Any award of the arbitrators shall be final and binding on the parties. The costs of arbitration shall be borne by the losing party, unless the arbitrators determine that this would be inequitable. The parties agree and recognize that any award of the arbitrators shall be recognizable and enforceable in any court having jurisdiction over the party against whom the award was rendered, and also wherever assets of such party are located.
                (iii) The legal relations between the parties under this contract shall be interpreted in accordance with the substantive laws of China. Any disputes between the parties concerning their legal obligations arising under this contract which are submitted to arbitration pursuant to this clause shall be decided pursuant to the substantive laws of China.

           (l)  Non Competition
                The parties agree that during the currency of this agreement that they will not, directly or indirectly, in any manner whatsoever, be engaged in any business competitive to the business of New Business or advise or be concerned with or interested or lend money to/or guaranty the debts or obligations of a competitive business.




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







Note 16.  SUBSEQUENT EVENTS

           Proposed Equity Funding - $12,000,000

           On July 16, 2001, the Company signed Offshore Securities Subscription Agreements with Tianjin Global Magnetic Card Co. Ltd. ("TGM") and Tianjin Teda Yu Cheng Group Co. Ltd. ("Yu Cheng"), the Company's present controlling shareholder, for 10,000,000 common shares and 2,000,000 common shares, respectively , all at a price of $1.00 each, for the issuing a total of 12,000,000 common shares of the Company at a price of $1.00 per share. Details are as follows:

           Yu Cheng agreed to purchase 2,000,000 common shares and TGM agreed to purchase 10,000,000 common shares at the mutually agreed date.

           TGM is one of the largest credit and smart card manufactures in the Asia-Pacific Region. It was the first card manufacturer in China to be accredited by MasterCard International and Visa International and is the only company in its field in China that trades publicly which it has done since 1993 through the Shanghai Exchange.

           TGM produces magnetic and smart cards and related integration and application systems for domestic and foreign markets. TGM is also one of the national Mints for the People's Republic of China printing financial documents and packaging products. TGM is repidly expanding the applications and the use of next generation smart cards for China wide application. These initiatives require leading edge technology as well as access to a broader range of capital markets to develop them. To meet these needs TGM is investing in firms like the Company and its new business unit, Digital Village RFS Technology Inc., which is developing micro super conducting devices.

           No definitive agreements relating to the above issuing date have been signed at the date of these financial statements, and would be subject to regulatory approvals.

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (FORMERLY BODY CONCEPTS, INC.)
                             (A Nevada Corporation)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                         June 30, 2001 and June 30, 2000
                                 (In US Dollars)
                                   (Unaudited)


                                                                                         2001         2000
                                                                                      ---------    ---------
                                                         Assets
Current Assets
    Cash and cash equivalents (note 3)                                                $   8,828    $  43,102
    Accounts receivable (note 4)                                                         11,706           --
    Prepaid expenses and deposit                                                          5,107           --
                                                                                      ---------    ---------
                                                                                         25,641       43,102
                                                                                      ---------    ---------
Fixed Assets, at cost (note 2)                                                           83,028           --
    Less:  accumulated depreciation                                                     (12,613)          --
                                                                                      ---------    ---------
                                                                                         70,415           --
                                                                                      ---------    ---------
Goodwill, at cost (note 5)                                                               48,070           --
                                                                                      ---------    ---------
                                                                                      $ 144,126    $  43,102
                                                                                      =========    =========

                                           Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable and accrued (note 6)                                             $   8,289    $     550
    Current portion of loan (note 8)                                                      6,811
    Due to related parties (note 7)                                                     174,934           --
                                                                                      ---------    ---------
                                                                                        190,034          550
                                                                                      ---------    ---------
Long-term Liabilities
    Loan payable (note 8)                                                                 6,811           --
                                                                                      ---------    ---------
Stockholders' Equity
    Capital stock (note 10)
      Authorized
        62,500,000 common shares at $0.0004 par value
      Issued
        12,906,000 common shares (2000 - 4,375,000 shares - post split) - par value       5,162        1,750
        Paid in capital in excess of par value of stock                                 116,734       75,750
                                                                                      ---------    ---------
                                                                                        121,896       77,500
    Deficit, accumulated during the development stage                                  (174,412)     (34,948)
    Cumulative translation (note 2)                                                        (203)          --
                                                                                      ---------    ---------
                                                                                        (52,719)      42,552
                                                                                      ---------    ---------
                                                                                      $ 144,126    $  43,102
                                                                                      =========    =========


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

                                            Cumulative From
                                             Inception Date                                           Six Months
                                            of Sep. 15, 1998           Quarter Ended                     Ended
                                              to June 30,                 June 30,                      June 30,
                                                              ----------------------------   ----------------------------
                                                2001              2001            2000           2001            2000
                                            ------------      ------------    ------------   ------------    ------------
Revenue
    Interest and other income               $      7,620      $               $        753    $     3,766    $      1,508
                                            ------------      ------------    ------------    -----------    ------------

Administration Costs
    Advertising                                      712                --              --             --              --
    Bank charges and interest                      1,315               290             102            810             135
    Consulting                                     7,327                --          20,000          1,323          20,000
    Depreciation                                  12,613             6,758              --         12,107              --
    License, dues and insurance                      985                --              --             --              --
    Office costs                                   4,423               927              --          4,105              --
    Rentals and leases                            16,632             8,362            (200)        14,411             300
    Professional fees                             32,413               800           2,000         24,476           2,550
    Salary and benefits                           40,202             9,798              --         36,255              --
    Stock-based compensation                      20,000                --              --         20,000              --
    Telephone and utilities                       14,352             1,995              --         13,819              --
    Transfer agent and filing fees                 7,247                --             (60)         5,911             200
    Travel and promotion                          23,811             7,817              --         21,872              --
                                            ------------      ------------    ------------    -----------    ------------
                                                 182,032            36,747          21,842        155,089          23,185
                                            ------------      ------------    ------------    -----------    ------------

Net profit (loss) for the period            $   (174,412)     $    (36,747)   $    (21,089)   $  (151,323)   $    (21,677)
                                            ============      ============    ============    ===========    ============

Basic and diluted profit (loss) per share                     $      (0.00)   $      (0.00)   $     (0.01)   $      (0.00)
                                                              ============    ============    ===========    ============
Weighted average number of
    common shares used to
    compute basic and fully
    diluted loss per share                                      12,902,366       4,375,000     12,888,666       4,375,000
                                                              ============    ============    ===========    ============

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

                                        Cumulative From
                                         Inception Date                                    Six Months
                                        of Sep. 15, 1998        Quarter Ended                Ended
                                          to June 30,              June 30,                 June 30,
                                                            ----------------------    ----------------------
                                              2001            2001          2000        2001          2000
                                        ----------------    ---------    ---------    ---------    ---------

Cash derived from (used for)
    Operating activities
      Net profit (loss) for the period  $       (174,412)   $ (36,747)   $ (21,089)   $(151,323)   $ (21,677)
      Items not requiring use of cash
        Depreciation                              12,613        6,758           --       12,107           --
      Cumulative translation                        (203)         149           --          265           --
      Changes in non-cash
        working capital items
        Accounts receivable                      (11,706)          --           --       (1,386)          --
        Prepaid expenses and deposit              (5,107)          --           --       (5,107)          --
        Accounts payable and accrued               8,289       (7,071)        (344)     (11,390)          --
                                        ----------------    ---------    ---------    ---------    ---------
                                                (170,526)     (36,911)     (21,433)    (156,834)     (21,677)
                                        ----------------    ---------    ---------    ---------    ---------
    Financing activities
      Issuance of shares                         121,896       11,000           --       41,000           --
      Loan payable                                13,622       (1,703)          --       (3,406)          --
      Due to related parties                     174,934       30,511           --       30,511           --
                                        ----------------    ---------    ---------    ---------    ---------
                                                 310,452       39,808           --       68,105
                                        ----------------    ---------    ---------    ---------    ---------
    Investing activities
      Capital assets purchased                   (83,028)          --           --           --           --
      Goodwill                                   (48,070)          --           --           --
                                        ----------------    ---------    ---------    ---------    ---------
                                                (131,098)                       --                        --
                                        ----------------    ---------    ---------    ---------    ---------
Cash and cash equivalents, increase
       (decrease) during the period                8,828        2,897      (21,433)     (88,729)     (21,677)
Cash and cash equivalents,
      beginning of period                                       5,931       64,535       97,557       64,779
                                        ----------------    ---------    ---------    ---------    ---------
Cash and cash equivalents,
      end of period                     $          8,828    $   8,828    $  43,102    $   8,828    $  43,102
                                        ================    =========    =========    =========    =========



       See Accompanying Notes and Independent Accountants' Review Report