Form 10QSB
period 2001-09-30
DIGITAL VILLAGE WORLD TECHNOLOGIES INC
filed 2001-11-20
CIK 1115911

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

   X   Quarterly report under section 13 or 15(d) of the Securities Exchange
-------
Act of 1934 for the quarterly period ended September 30, 2001.

       Transaction report under section 13 or 15(d) of the Securities
-------
Exchange Act of 1934 for the transition period from ________ to __________.

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
     Yes   x        No
        -------       -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2001, there were 12,906,000 common shares outstanding with a par value of $0.0004.

Transitional Small Business Disclosure Format (Check one):
Yes             No
    ------        ------

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the registrant for the three-month periods ended September 30, 2001 and September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim period presented.



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

We have reviewed the accompanying Consolidated Balance Sheet of Digital Village World Technologies, Inc. (formerly Body Concepts, Corp.) (A Nevada Corporation) (A Development Stage Company) as of September 30, 2001, and the Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

The September 30, 2000 financial statements of Digital Village World Technologies, Inc. were reviewed by other accountants whose report dated November 15, 2000, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.


                                                 /s/Moen and Company

                                                 Chartered Accountants

Vancouver, British Columbia, Canada
November 9, 2001

                 DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                     (FORMERLY BODY CONCEPTS, INC.)
                         (A Nevada Corporation)
                       (A Development Stage Company)
                       Consolidated Balance Sheets
                September 30, 2001 and September 30, 2000
                             (In US Dollars)
                               (Unaudited)

                                                         2001            2000
                                                         ----            ----
                                 Assets
Current Assets
   Cash and cash equivalents (note 3)              $     10,899    $     43,633
   Accounts receivable (note 4)                           4,354            -
   Prepaid expenses and deposit                           5,107            -
                                                   ------------    ------------
                                                         20,360          43,633
                                                   ------------    ------------
Fixed Assets, at cost (note 2)                           83,028            -
Less:  accumulated depreciation                         (19,371)           -
                                                   ------------    ------------
                                                         63,657            -
                                                   ------------    ------------
Goodwill, at cost (note 5)                               48,070            -
                                                   ------------    ------------
                                                   $    132,087    $     43,633
                                                   ============    ============

                         Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued (note 6)             $     50,275    $        550
 Current portion of loan (note 8)                         6,811
 Due to related parties (note 7)                        194,481            -
                                                   ------------    ------------
                                                        251,567             550
                                                   ------------    ------------

Long-term Liabilities
 Loan payable (note 8)                                    5,108            -
                                                   ------------    ------------
Stockholders' Equity
 Capital stock (note 10)
  Authorized
   62,500,000 common shares at $0.0004 par value
  Issued
   12,906,000 common shares (2000 - 4,375,000
    shares - post split) - par value                      5,162           1,750
   Paid in capital in excess of par
   value of stock                                       116,734          75,750
                                                   ------------    ------------
                                                        121,896          77,500
 Deficit, accumulated during the
  development stage                                    (246,281)        (34,417)
 Cumulative translation (note 2)                           (203)           -
                                                   ------------    ------------
                                                       (124,588)         43,083
                                                   ------------    ------------
                                                   $    132,087    $     43,633
                                                   ============    ============


Approved on behalf of the board:

          /s/Yu Wen Cheng                    , Director
---------------------------------------------

          /s/Peng Chen                       , Director
---------------------------------------------


       See Accompanying Notes and Independent Accountants' Review Report

                 DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                     (FORMERLY BODY CONCEPTS, INC.)
                         (A Nevada Corporation)
                       (A Development Stage Company)
                   Consolidated Statement of Operations
                September 30, 2001 and September 30, 2000
                             (In US Dollars)
                               (Unaudited)

                                               Cumulative From
                                                Inception Date                                    Nine Months
                                               of Sep. 15, 1998        Quarter Ended                 Ended
                                                 to Sep. 30,           September 30,             September 30,
                                                                -------------------------   -------------------------
                                                    2001            2001         2000            2001         2000
                                               --------------   ------------ ------------   ------------ ------------
Revenue
   Interest and other income                   $     7,791      $       171  $       598    $     3,937  $     2,106
                                               -----------      -----------  -----------    -----------  -----------

Administration Costs
   Advertising                                         712             -            -              -            -
   Bank charges and interest                         1,940              625           67          1,435          202
   Consulting                                       11,982            4,655         -             5,978       20,000
   Depreciation                                     19,371            6,758         -            18,865         -
   License, dues and insurance                       1,885              900         -               900         -
   Office costs                                      5,574            1,151         -             5,256         -
   Rentals and leases                               20,872            4,240         -            18,651          300
   Professional fees                                55,647           23,234         -            47,710        2,550
   Salary and benefits                              48,627            8,425         -            44,680         -
   Stock-based compensation                         20,000             -            -            20,000         -
   Telephone and utilities                          16,230            1,878         -            15,697         -
   Transfer agent and filing fees                   23,756           16,509         -            22,420          200
   Travel and promotion                             27,476            3,665         -            25,537         -
                                               -----------      -----------  -----------    -----------  -----------

                                                   254,072           72,040           67        227,129       23,252
                                               -----------      -----------  -----------    -----------  -----------
Net profit (loss) for the period               $  (246,281)     $   (71,869) $       531    $  (223,192) $   (21,146)
                                               ===========      ===========  ===========    ===========  ===========

Basic and diluted profit (loss) per share                       $     (0.01) $     (0.00)   $     (0.02) $     (0.00)
                                                                ===========  ===========    ===========  ===========
Weighted average number of
  common shares used to
  compute basic and fully
  diluted loss per share                                         12,906,000    4,375,000     12,893,335    4,375,000
                                                                ===========  ===========    ===========  ===========

       See Accompanying Notes and Independent Accountants' Review Report

Page


                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
               Consolidated Statements of Retained Earnings (Deficit)
                                (In US Dollars)
                                  (Unaudited)

                                               Cumulative From
                                                Inception Date                                    Nine Months
                                               of Sep. 15, 1998        Quarter Ended                 Ended
                                                 to Sep. 30,           September 30,             September 30,
                                                                -------------------------   -------------------------
                                                    2001            2001         2000            2001         2000
                                               --------------   ------------ ------------   ------------ ------------
Retained earnings (deficit),
   beginning of period                                          $  (174,412) $   (34,948)   $   (23,089) $   (13,271)
Net profit (loss) for the period               $  (246,281)         (71,869)         531       (223,192)     (21,146)
                                               -----------      -----------  -----------    -----------  -----------
Retained earnings (deficit),
   end of period                               $  (246,281)     $  (246,281) $   (34,417)   $  (246,281) $   (34,417)
                                               ===========      ===========  ===========    ===========  ===========



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

                                               Cumulative From
                                                Inception Date                                    Nine Months
                                               of Sep. 15, 1998        Quarter Ended                 Ended
                                                 to Sep. 30,           September 30,             September 30,
                                                                -------------------------   -------------------------
                                                    2001            2001         2000            2001         2000
                                               --------------   ------------ ------------   ------------ ------------
Cash derived from (used for)
  Operating activities
   Net profit (loss) for the period            $  (246,281)     $   (71,869) $       531    $  (223,192) $   (21,146)
   Items not requiring use of cash
    Depreciation                                    19,371            6,758         -            18,865         -
   Cumulative translation                             (203)            -            -               265         -
   Changes in non-cash
    working capital items
    Accounts receivable                             (4,354)           7,352         -             5,966         -
    Prepaid expenses and deposit                    (5,107)            -            -            (5,107)        -
    Accounts payable and accrued                    50,275           41,986         -            30,596         -
                                               -----------      -----------  -----------    -----------  -----------
                                                  (186,299)         (15,773)         531       (172,607)     (21,146)
                                               -----------      -----------  -----------    -----------  -----------
Financing activities
   Issuance of shares                              121,896             -            -            41,000         -
   Loan payable                                     11,919           (1,703)        -            (5,109)        -
   Due to related parties                          194,481           19,547         -            50,058         -
                                               -----------      -----------  -----------    -----------  -----------
                                                   328,296           17,844         -            85,949         -
                                               -----------      -----------  -----------    -----------  -----------
   Investing activities
    Capital assets purchased                       (83,028)            -            -              -            -
    Goodwill                                       (48,070)            -            -              -            -
                                               -----------      -----------  -----------    -----------  -----------
                                                  (131,098)            -            -              -            -
                                               -----------      -----------  -----------    -----------  -----------
Cash and cash equivalents, increase
  (decrease) during the period                      10,899            2,071          531        (86,658)     (21,146)

Cash and cash equivalents,
  beginning of period                                                 8,828       43,102         97,557       64,779
                                               -----------      -----------  -----------    -----------  -----------
Cash and cash equivalents,
  end of period                                $    10,899      $    10,899  $    43,633    $    10,899  $    43,633
                                               ===========      ===========  ===========    ===========  ===========

       See Accompanying Notes and Independent Accountants' Review Report

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
       From Date of Inception on September 15, 1998 to September 30, 2001
                               (In U.S. Dollars)
                                   (Unaudited)

                                                                                         Deficit Accum-
                                             Number of             Additional    Total    ulated During                 Total
                                              Common      par       Paid-in     Capital   The Develop-    Cumulative  Stockholders'
                                              Shares     Value      Capital      Stock     ment Stage     Translation   Equity
                                         ------------------------------------------------------------------------------------------
9/15/98 issuance of common
  stock for cash                          1,000,000     $1,000     $  1,500     $  2,500                            $    2,500

12/31/98 issuance of common
  stock for cash                            750,000        750       74,250       75,000                                75,000

Net loss for the year ended
 December 31, 1998                                                                          $    (737)                    (737)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 1998                1,750,000      1,750       75,750       77,500         (737)                  76,763

Net loss for the year ended
 December 31, 1999                                                                            (12,534)                 (12,534)
                                         ------------------------------------------------------------------------------------------

Balance, December 31, 1999                1,750,000      1,750       75,750       77,500      (13,271)                  64,229

Balance, May 19, 2000
 before forward split                     1,750,000      1,750       75,750       77,500      (13,271)                  64,229
                                          =========================================================================================

05/19/00 2.5 to 1 forward split           4,375,000      1,750       75,750       77,500      (13,271)                  64,229
12/18/00 share exchange                   8,490,000      3,396                     3,396                                3,396

Net loss for the year ended
 December 31, 2000                                                                             (9,818)                  (9,818)

 Cumulative translation                                                                                     $ (468)       (468)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2000               12,865,000      5,146       75,750       80,896      (23,089)        (468)     57,339
2/7/01 issuance of common
 stock for cash                              10,000          4        9,996       10,000                               10,000
3/30/01 issuance of common
 stock for compensation                      20,000          8       19,992       20,000                               20,000
4/6/01 issuance of common
 stock for cash                              11,000          4       10,996       11,000                               11,000
Net loss for nine months
 ended September 30, 2001                                                                    (223,192)                (223,192)
Cumulative translation                                                                                         265         265
                                         ------------------------------------------------------------------------------------------
Balance, September 30, 2001              12,906,000     $5,162     $116,734     $121,896    $(246,281)     $  (203) $ (124,588)
                                          =========================================================================================

       See Accompanying Notes and Independent Accountants' Review Report

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

            Assets
              Cash and cash equivalents                      $   56,725
              Accounts receivable                                10,285
              Fixed assets, net                                  83,028
                                                             ----------
                                                                150,038
                                                             ----------

           Liabilities
             Accounts payable                                    13,161
             Current portion of loan                              6,811
             Due to related company                              20,000
             Due to related parties                             144,423
                                                             ----------
                                                                184,395
             Long-term loan                                      10,785
                                                             ----------
                                                                195,180
                                                             ----------
           Net assets (liabilities)                             (45,142)
           Cumulative translation, included in above,
            Booked in stockholders' equity of the Company           468
                                                             ----------
                                                                (44,674)
           Goodwill on acquisition (note 5)                      48,070
                                                             ----------
           Issuance of 8,490,000 common shares at par value  $    3,396
                                                             ==========

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

          The historical information of Digital Village World Technologies, Inc. that is the basis for the pro forma information at December 18, 2000 is as follows:

               Summary Balance Sheet
                 Assets
                    Cash                                $   44,171
                    Advances to related company             20,000
                                                        ----------
                                                        $   64,171
                                                        ==========
                 Liabilities
                    Accounts payable                         1,871
                                                        ----------
                 Stockholders' equity
                    Capital stock - par value                1,750
                        - additional paid-in capital        75,750
                                                        ----------
                                                            77,500
                 Deficit                                   (15,200)
                                                        ----------
                                                            62,300
                                                        ----------
                                                        $   64,171
                                                        ==========

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Digital Village World Technologies (Canada) Inc. All significant intercompany transactions and balances have been eliminated.

          Basis of presentation
          These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP").

          Development stage company
          The accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises".

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          Disclosure about fair value of financial instruments
          The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2001 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

            As at September 30, 2001, the fixed assets and accumulated depreciation are as follows:

                                       At Cost        Accumulated     Net Book
                                      (12/18/00)     Depreciation      Value
                                     ----------      ------------      -----
            Office equipment         $   5,430       $     831        $   4,599
            Vehicles                    28,350           7,220           21,130
            Computer equipment          49,248          11,320           37,928
                                     ---------       ---------        ---------
                                     $  83,028       $  19,371        $  63,657
                                     =========       =========        =========

          Long-lived assets
          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position in these financial statements.

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

          An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                --------------------------------
                                                       2001           2000
                                                ---------------  ---------------
          Beginning balance                     $          (468) $           -
          Change during the period                          265              -
                                                ---------------  ---------------
          Ending balance                        $          (203) $           -
                                                ===============  ===============

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

Note 3.   CASH AND CASH EQUIVALENTS - $10,899

          The total for cash and cash equivalents as at September 30, 2001, is made up as follows:

            Cash in bank current accounts (indebtedness)         $     (693)
            GST refund cheques undeposited                            9,685
            Cash in lawyer's trust account                            1,907
                                                                 ----------
            Total                                                $   10,899
                                                                 ==========

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

Note 4.   ACCOUNTS RECEIVABLE - $4,354

          The accounts receivable balance of $4,354 as at September 30, 2001 are Canadian Goods and Services Taxes refundable

Note 5.   GOODWILL - $48,070

          On December 18, 2000 the acquisition of Digital Village World Technologies (Canada) Inc. included liabilities that exceeded the assets by $44,674 and the consideration of 8,490,000 treasury shares at par value of $0.0004 per share or $3,396, resulted in goodwill on the transaction of $48,070 that will be amortized over ten years, commencing after revenue commences from proposed operations.

Note 6.   ACCOUNTS PAYABLE - $50,275

          Details of the total of accounts payable and accrued as at September 30, 2001, are as follows:

            Frascona, Joiner, Goodman and Greenstein, P.C.    $   2,323
            Loeb&Loeb LLP                                         4,670
            Moen and Company                                     18,840
            Moffitt & Company                                       525
            Payroll and other payables                            7,408
            Resident Agents of Nevada, Inc.                         197
            RR Donnelley Receivables, Inc.                       15,995
            Signature Stock Transfer, Inc.                          317
                                                              ---------
            Total                                             $  50,275
                                                              =========

Note 7.   RELATED PARTY TRANSACTIONS - $194,481

          The amount of $144,423 is due to a related party, Tianjin Teda Yu Cheng Group. The amount of $50,058 is due to Directors of the Company as at September 30, 2001 for loans that they have advanced to the Company. These amounts are unsecured, non interest bearing, with no specific terms of repayment.

Note 8.   LOAN PAYABLE - $11,919

          As at January 1, 2000, Mr. Richard Wang, Director and President of the Company transferred a loan to DVC which was signed by him on June 21, 1999 with Ford Credit Canada Limited for financing of CAD$40,869 for purchase of a new vehicle with the interest rate of 0.10% per annum for a total of 48 payments with each payment of CAD$851.44 principal and interest. This vehicle is owned by the Company. The first payment commenced on July 21, 1999 and the last payment is due on June 21, 2003. This loan is guaranteed by Mr. Richard Wang. As at September 30, 2001, the principal balance is as follows:

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

Note 8.   LOAN PAYABLE - $11,919 (cont'd)
                    Initial loan                           $    27,246
                    Repayment to September 30, 2001             15,327
                                                           -----------
                    Balance, September 30, 2001                 11,919
                    Current portion of loan                      6,811
                                                           -----------
                    Long term loan at September 30, 2001   $     5,108
                                                           ===========

Note 9.   LEASE OBLIGATIONS

          a)   Vehicle Lease
               On January 19, 2000, DVC entered into a 36 month lease with Lansdowne Dodge City Ltd. for a vehicle to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:
                       2001   CAD$   2,000
                       2002   CAD$   8,000
                       2003   CAD$     667

          b)   Lease of Premises
               DVC has lease obligations for office premises for the next 12 months for CAD$25,369.

Note 10.  CAPITAL STOCK
          a) Authorized: 62,500,000 common shares with a par value of $0.0004 per share.
          b) Issued and outstanding common shares as at September 30, 2001, are as follows:

                                                                                          Additional
                                            Issued          Number of           Par          Paid-in
                                             Date             Shares           Value         Capital        Total
                                           ----------       ----------       ----------    ----------     ----------
          private placement                15/09/1998        1,000,000      $    1,000     $    1,500    $    2,500
          private placement                31/12/1998          750,000             750         74,250        75,000
                                                            ----------      ----------     ----------    ----------
          Balance                          31/12/1998        1,750,000           1,750         75,750        77,500
                                                            ----------      ----------     ----------    ----------
          Balance                          31/12/1999        1,750,000           1,750         75,750        77,500
                                                            ----------      ----------     ----------    ----------
          Balance, before
            forward split                  19/05/2000        1,750,000           1,750         75,750        77,500
                                                            ==========      ==========     ==========    ==========

          2.5:1 forward split              19/05/2000        4,375,000           1,750         75,750        77,500
          Share exchange                   18/12/2000        8,490,000           3,396           -            3,396
                                                            ----------      ----------     ----------    ----------
          Balance                          31/12/2000       12,865,000           5,146         75,750        80,896
          issued for cash                  07/02/2001           10,000               4          9,996        10,000
          issued for compensation          30/03/2001           20,000               8         19,992        20,000
          issued for cash                  06/04/2001           11,000               4         10,996        11,000
                                                            ----------      ----------     ----------    ----------
          Balance                          30/09/2001       12,906,000      $    5,162     $  116,734    $  121,896
                                                            ==========      ==========     ==========    ==========

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

Note 11.  INCOME TAXES

          a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2000, disclosing no income taxes payable to the US Internal Revenue Service.

          b) There is a loss of $246,281 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 12.  FINANCIAL INSTRUMENTS

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

Note 13.  PENSION AND EMPLOYMENT LIABILITIES

          The Company does not have liabilities as at September 30, 2001, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 14.  NEW BUSINESS - PROFIT SHARING AGREEMENT

          By agreement for reference dated May 1, 2000 and as amended on May 31, 2001, Digital Village World Technologies Inc, subsequently renamed Digital Village World Technologies (Canada) Inc., ("DVC") entered into an agreement with TianJin TEDA Yu Cheng Group Co Ltd., a wholly owned subsidiary of the People's Daily Newspaper Group in China with its principal place of business in Tianjin, the People's Republic of
cChina.("Yu Cheng").

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

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

                    DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                         (formerly Body Concepts, Inc.)
                              (A Nevada Corporation)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

Note 16.  PROPOSED EQUITY FUNDING - $12,000,000

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

          No financing relating to the above has been finalized at the date of these financial statements, and any financing arranged is subject to regulatory approvals.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended September 30, 2001 and September 30, 2000 and the Annual Report Form 10KSB filed by the Company on April 17, 2001 for the 2000 fiscal year.

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

Results of operations - comparison of the three month periods ended September 30, 2001 and September 30, 2000.

The Company is a development stage company and, through its wholly owned Chinese foreign enterprise Tianjin Navada Digital World Technologies Co. Ltd. ("WOFE"), will manage the operations of a Chinese domestic enterprise, CNTime Group, pursuant to the terms of a profit sharing agreement ("PSA") which provides for the Company to receive 80% of the profits from the operations of the Chinese venture with the Company required to provide certain agreed upon capital. In the event that the Company is unable to (i) provide the required capital or (ii) obtain an extension for providing the capital, the profit allocation under the PSA will be adjusted based on the percentage of capital actually contributed. The original PSA dated May 2000 was amended on May 31, 2001.

Formal operations have not as yet commenced. Revenue for the current quarter was $ 171 in the form of interest earned compared to $598 in interest income earned during the corresponding period in 2000. Expenses during the quarter, which included costs of operations of Digital Village World Technologies (Canada) Inc. ("DV-Canada"), which was acquired by the Company on December 18, 2000, were $72040 as compared to $67 for the corresponding period in 2000. The 2001 figure included a $6758 provision for depreciation; $4655 for consulting services; $ 23234 for professional fees; and $ 16509 for transfer and filing fees. As a result, for the quarter ended September 30, 2001, the Company had a net loss of $71869, as compared to a profit of $531 for the same quarter of 2000.

The expenses included operating costs of DV-Canada which were$4240 for rental expenses, $1878 in telephone and utilities costs and $3665 for travel and promotion. Salaries and benefits expenses were $8425 for the period ended September 30, 2001 compared to an insignificant amount in the corresponding period in 2000.

The Company expects to continue to incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, costs related to launch of Chinese operations and continuation of the Canadian business.

Results of operations - comparison of the nine-month periods ended September 30, 2001 and September 30, 2000.

For the nine-month period ended September 30 2001, revenues were $3937 as compared to $2106 for the corresponding period in 2000. Total expenses were $227129, including a $18865 provision for depreciation. By comparison, during the nine-month period ended September 30, 2000, expenses were $23252. The increase in expenses directly related to the December 2000 acquisition of DV -Canada.

Liquidity and Capital Resources

The cash balance for the period ended September 30, 2001 was $10899 compared to $43633 at September 30, 2000. This decrease was primarily due to increases in operating expenditures related to DV-Canada after its acquisition in December 2000. For the period ended September 30, 2001, the Company's operating activities used net cash of $186299 compared to $15773 in the comparable period in 2000. Accounts payable were $ 50275. as at September 30,2001. The Company's financing activities during the period provided net cash of $50275 which consisted of non- interest bearing demand loans from a director.

Working capital was $ 231,207 as at September 30, 2001 compared to $43083 as at September 30, 2000. The decrease in working capital included indebtedness of $194481 due to related parties.

The Company has historically relied upon sales of its common stock, debt instruments and loans from related parties to finance its operations. Additional financing will be required to meet its obligations under the Profit Sharing Agreement and for current and long-term development, marketing, and working capital. In July 2001, the Company announced a financing subscription totaling $12,000,000 from two Chinese corporate investors. To date, such financing has not been completed. There can be no assurances that such financing will actually close. To the extent of any shortfall in financing, the Company's operations will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the reporting period, no matters were submitted to a vote of security holders.

ITEM 5.   OTHER INFORMATION

On July 16, 2001, the Company signed Offshore Securities Subscription Agreements with two Chinese corporations - Tianjin Global Magnetic Card Co. Ltd. ("TGM") and Tianjin Teda Yu Cheng Group Co. Ltd. ("Yu Cheng"), the Company's present controlling shareholder, for 10,000,000 common shares and 2,000,000 common shares respectively, all at a price of $1.00 each, for the issuing of a total of 12,000,000 common shares of the Company.

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

           -   Financial statements for the period ended September 30, 2001.

   b.   Filings on Form 8-K

        - None -

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL VILLAGE WORLD TECHNOLOGIES INC.

/s/ Yu Wen Cheng                      /s/ Peng Chen
_________________________             _________________________
Yu Wen Cheng, Director                Peng Chen, Director

Date:   November 14, 2001