Form 10KSB
period 2001-12-31
DIGITAL VILLAGE WORLD TECHNOLOGIES INC
filed 2002-04-08
CIK 1115911

++++++++++
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC 20549



                                 FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended   December 31, 2001
                           -----------------------------------------------------

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ----------------   ----------------

                        Commission file Number   030851


                    Digital Village World Technologies Inc.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

                    Nevada                                              88-0404114
-------------------------------------------------    -------------------------------------------------
(State or other Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)


        8980 Fraserwood Court, Unit 10
             Burnaby B.C., Canada                                        T5J 5HJ
-------------------------------------------------    -------------------------------------------------
    (Address of Principal Executive Offices)                            (Zip Code)

                              (604)438-3598
--------------------------------------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
        Title of Each Class                             on Which Registered
        -------------------                             -------------------

-----------------------------------          -----------------------------------

-----------------------------------          -----------------------------------

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

Yes X     No
   -----     -----

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB.

   State issuer's revenue for its most recent fiscal year   $3,937.00
                                                          --------------

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule
12b-2 of the Exchange Act.)   $5,990,000
                            ---------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

   State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2001 there
                                                  -----------------------------
were 12,906,000 shares outstanding
-------------------------------------------------------------------------------

                      DIGITAL VILLAGE WORLD TECHNOLOGIES INC.
                                    FORM 10-KSB
                                       INDEX

                                                                            Page
                                                                            ----

                                       PART I

Item 1.   Description of Business

Item 2.   Description of Properties


Item 3.   Legal Proceedings

Item 4.   Submission of Matters of a Vote of Security Holders

                                      PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 7.   Financial Statements

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

                                     PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Signatures

Financial Statements                                                         F-1

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

   On December 18, 2000, the Company entered into a Share Exchange Agreement, (the "Share Exchange Agreement") by and among, the Company, Digital Village World Technologies (Canada) Ltd. ("DVC"), Tianjin Teda Yu Cheng Group Co. Ltd. (the "Founding Shareholder") and the shareholders of DVC named therein (the "DVC Shareholders", together with the Founding Shareholder, the "Shareholders"). Pursuant to the Share Exchange Agreement, the Company acquired from the Shareholders all of the shares of DVC (the "Acquisition") in exchange for 8,490,000 shares of the Company's common stock representing 66% of the issued and outstanding shares of the Company after giving effect to the Acquisition. The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 2, 2001 reporting the Acquisition

   The Company's executive offices are located at 8980 Fraserwood Court, Unit
# 10, Burnaby, B.C. Canada V5J 5HJ, Tel: (604) 438-3598, Fax: (604) 438-3630.
The Company's financial statements are stated in US dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General Business Description

   The Company is a platform to take advantage of Chinese business opportunities. Once commenced, the Company's operations will be conducted through DVC and its wholly owned foreign (WOFE) subsidiary, Tianjin Navada Digital World Technologies Co. Ltd. Through DVC and the WOFE, the Company manages CNTime Group. CNTime Group will have two operating divisions:(i) the web site www.CNTime.com (the "WebSite"), and (ii) the Club.

   The Company's planned business operations have not as yet commenced as a result of a delay in completing financing arrangements. A significant financing that was committed to and was announced in June 2001 did not complete. Accordingly, expenses were increased for reasons related to office costs in North America and China travel related to financing. The Company is still reviewing a number of financing options and anticipates completing such a financing prior to the end of the second quarter of 2002 although no assurance can be given that the financing will be completed in that time frame or at all. Assuming that financing is in place, the Company expects to formally launch its Club operation prior to the end of second quarter 2002.

CNTime Group

   CNTime Group will initially generate revenue through the following activities:

   - member fees averaging approximately 78 Rmb per month from Club student subscribers.

   - Club monthly business fees from retailers - participants in the Club Card discount program.

   - Use of the CNTime.com portal and applications platform by Internet Content Providers on a transaction-fee basis.

   - E-Commerce transaction fees generated from business to business activities.

Website

   The WebSite will be a portal to:(i) access curriculum-specific educational content provided by the Tianjin Ministry of Education, (ii) provide interactivity between teachers, parents, and students via a bulletin board type service site, and (iii) provide a site for non-exclusive publication of The People's Daily ("PD") online news edition.

   The PD Internet edition is created daily with some 200 bilingual reporters and journalists contributing. The PD's own Internet website is one of the most viewed sites in all of China. With links between the PD and China Telecom sites, there are increased channels for linking to CNTime.com when it is activated.

Club

   The Club will provide its members, initially students between kindergarten to grade 12 in the Tianjin Region, with their own computer that is bundled with relevant courseware and support-ware. The content will aid members in their daily studies in an interactive manner and will be expanded to other parts of China as soon as possible.

   Members will be charged monthly fees of approximately 78 RMB for the basic education package on year to year agreements. Alternatively, members may pay approximately 178 RMB/month on four-year agreements for the computer and access to the education package.

   The Club program will be undertaken in association with several strategic partners:

   - Tianjin Ministry of Education and its publishing arm that provides daily content;

   -   The Industrial and Commercial Bank of China; and

   -   HiSence Computer Co.

   The business will be managed with a staff of approximately 30 people, which is expected to expand to 100 within 12 months after commencement. The education package will provide students with a host of services including specific course content, learning aids and product discounts. Persons or firms become members of the Club by entering into subscription agreements where they agree to pay certain monthly fees for a set term depending on the option selected. Once an application is approved, a computer is installed at the member's home, Internet hook up is established and access to the content given.

   Content will be provided, approved and encouraged by the Tianjin Ministry of Education through its publishing division. Similar arrangements with other local Ministries of Education will be sought as CNTime Club advances its membership drive across China.

   HiSence Computer Company ("HiSense") will provide approved Members a new personal computer on an affordable lease arrangement basis financed by The Industrial and Commercial Bank of China ("Bank"). China Telecom will provide Internet access for Members. HiSence and the Bank will co-brand and assist in the marketing of Club memberships through a general advertising program and will offer Members a 15% discount on the purchase of any HiSence product. The Bank will issue approved Members a co-branded Bank/CN Group gold card which can be used for discounts on purchases from HiSence as well as from a host of other retailers in Tianjin. Retailers on the program will pay CNTime Group a monthly fee for promoting their businesses.

Competition

   Within the Tianjin area, there are a number of competitive firms offering online educational services. All competitor fees are higher than those planned to be charged by CNTime Club and competitor drop out rates after one year exceed 60%. Management of DVWT believe that such drop out rates are caused by:

   -   Students complete high school (i.e. no longer need the service)
   -   Can no longer afford the fee
   -   No grade improvement seen
   -   Overall dissatisfaction with content and service

   CNTime Group anticipates a subscriber drop-out rate of less than 60% because of its planned lower subscription fees and planned broader range of services to be offered as compared to competitive operations. Competitive fees average 1,500 RMB per 6 month term, payable in full on commencement. A full 12 month segment costs 2,500 RMB and a full 36 month (3 year) program costs 5,000 RMB. The fees include dial up services to the competitive network. The web content is similar to in- class teacher material.

Doing Business in the PRC

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

   The Company is considered a foreign person under China law. In the past, the Chinese government has declared some telecommunications industry joint ventures illegal and required those entities to cease operations. In addition, China Ministry of Information Industry, the agency that regulates the telecommunications industry in China, has adopted regulations which limit investment by foreign companies in China Internet businesses, unless they are approved by the ministry.

   Since a significant amount of future revenues will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit the Company's ability to utilize revenue generated in Renminbi to fund its business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions are subject to limitations and require government approvals.

   The Company's reporting currency is the U.S. Dollar. However, substantially all of its assets and revenues are planned to be denominated in Renminbi. The Company's assets and revenues as expressed in U.S. Dollar financial statements will decline in value if the Renminbi depreciates relative to the U.S. Dollar.

Employees and Consultants

   As of December 31, 2000, the Company had 4 executive consultants and 2 full time employees.

ITEM 2. DESCRIPTION OF PROPERTIES.

   Digital Village corporate headquarters are located at Unit #10, 8980 Fraserwood Court, Burnaby, B.C., Canada, V5J 5H7. The lease, which provides for approximately 2500 sq. feet of space, expires on July 31, 2002 and the annual rent is approximately $40,000 (Canadian). In China, the office facilities of Yu Cheng group are used at no cost to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
(a)   Market Prices Of Common Stock
      The Company's common stock began quotation on the pink sheets on January 10, 2001 and was listed on the OTC Bulletin Board in July 2001 under the symbol DVWT. The following table sets forth the range of bid prices of the Company's common stock as quoted on the NASD OTC bulletin board during the periods indicated and the prices reported reflect prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

             Period Ended                                High            Low
             ------------                                ----            ---
Period ending March 31, 2001                              NA              NA
Period ending June 30, 2001                               NA              NA
Period ending September 30, 2001                         $3.00          $2.50
Period ending December 31, 2001                          $2.50          $2.50

   The Company's common shares are issued in registered form. Signature Stock Transfer in Addison, Texas, is the registrar and transfer agent for the Company's common stock.

(b)   Shareholders

      As of December 31, 2001, there were 12,906,000 shares of common stock outstanding held by approximately 48 stockholders of record.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 VS. YEAR END DECEMBER 31, 1999

   Revenues for the quarter ended December 31, 2001 were nil as compared to $606 in the comparable 2000 quarter. Expenses were $22,376 as compared to a credit amount of $10,722 in 2000.

   Operations resulted in a loss for the quarter ended December 31, 2001 of $22,376 as compared to a profit of $11,328 for the quarter ended December 31, 2000. Major expenses in the quarter ended December 31, 2001 included $6,936 in salary and benefits, $5,852 in rentals and leases and $8,280 for professional fees. Expenses in the comparable quarter ended December 31, 2000 for these items were $3,947, nil and $1,321 respectively.

   The Company has recorded revenues of $3,937 for the year ended December 31, 2001 as compared to revenues of $2,712 for the comparable year period ended December 31, 2000.

   Expenses in the year ended December 31, 2001 were $249,505 as compared to $12,530 in the 2000 fiscal year. Primary expense areas were salaries and benefits of $51,616; professional fees of $55,990; rentals and leases of $24,503; travel and promotion of $25,550; transfer agent and filing fees of $22,645; stock based compensation of $20,000; and telephone and utilities of $15,960.

   In fiscal year 2000, the major expenses were professional fees of $3,871; salaries and benefits of $3,947; and travel agent and filing fees of $1,939.

   The Company recorded a net loss of ($245,568) for the year ended December 31, 2001 as compared to a loss of ($9,818) for the comparable period ended December 31, 2000, an increase of ($235,750).

   Current assets as at December 31, 2001 were $7,156 as compared to $107,877 at year end 2000. The difference is attributed to cash and receivables in place at the end of 2000 with the acquired Canadian company, DVC. Fixed assets at December 31, 2001 were $52,295 as compared to $82,522 at year end 2000.
Goodwill of $48,070 included an amount of negative value (liabilities exceeding assets) in DVC as at the date of its acquisition.

   Current liabilities as at December 31, 2001 were $48,524 as compared to $26,490 at year end 2000. These comprised accounts payable and accrued expenses.

   A total of $262,352 in funds advanced from related parties are non-interest bearing loans with repayment not scheduled prior to June 30, 2003. During the year, a loan for a vehicle supplied to a director was assumed by the director personally. During the year, funds totaling $56,774 were advanced to the Company's Chinese subsidiary.

PLAN OF OPERATIONS AND BUSINESS STRATEGY

   Digital Village is a platform to take advantage of Chinese business opportunities. During 2001, the Company was unable to raise the working capital required to fully launch the CNTime operation in China. Working capital has been provided by director loans and advances. During 2002, the Company will continue to seek financing with which to fully commercialize the business in China. The Company's inability to obtain sufficient working capital to make capital contributions or to fund planned ventures will have a material adverse effect on the planned business, the Company's financial condition and results of operations. In the event that the Company is unsuccessful in completing a planned financing, it would be the intention of management to reduce the scope of planned China operations, delay implementation of Club operations, and focus on website activities only.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital at December 31, 2001 was <$41,358>. The long term liabilities amount of $262,352 is due to related parties on a non-interest bearing and unsecured basis and with no specific repayment terms. Since incorporation, the Company has funded its operations from the issuance of common stock and loans from directors.

   The Company did not raise any funds through the issuance of the Company's Common Stock during the quarter ending December 31, 2001.

   The Company will be required to raise additional funds during the first half of 2002. At present, there are no firm commitments for financing and no assurance can be given that such financing will be made available. No additional employees are expected to be added prior to completion of the planned financing raise. There are no material commitments for capital expenditures planned for the next 12 months.

INFLATION

   The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

ITEM 7. FINANCIAL STATEMENTS.

(a)   Financial Statements

The following financial statements of the Company are set forth at the end hereof.

   1.   Report of Independent Auditors

   2. Consolidated Balance Sheets of Digital Village World Technologies Inc. and Subsidiaries as of December 31, 2001 and December 31, 2000

   3. Consolidated Statements of Operations of Digital Village World Technologies Inc. and Subsidiaries for the years ended December 31, 2001 and December 31, 2000, for the quarters ended December 31, 2001 and 2000, and for the period from inception (September 15, 1998) through December 31, 2001.

   4. Consolidated Statement of Retained Earnings (Deficit) for the years ended December 31, 2001 and 2000; for the quarters ended December 31, 2001 and 2000; and for the period from inception (September 15, 1998) through December 31, 2001.

   5. Consolidated Statements of Changes in Stockholders' Equity of Digital Village World Technologies Inc. and Subsidiaries for the period from inception (September 15, 1998) through December 31, 2001.

   6. Consolidated Statements of Cash Flows of Digital Village World Technologies Inc. and Subsidiaries for the years ended December 31, 2001 and December 31, 2000; for the quarters ended December 31, 2001 and 2000, and for the period from inception (September 15, 1998) through December 31, 2001.

   7.   Notes to Consolidated Financial Statements

(b)   Interim Financial Statements.

      Not Applicable.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2001. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to reporting requirements under Federal securities laws.

Name                     Age             Position Held
----                     ---             -------------
Yuwen Cheng               51             Chairman, President, Director
Stephen Dadson            57             CEO and Director
Peng Chen                 39             Secretary Treasurer and Director
Zhankui Mu                63             Director
Richard Wang              50             Director

Yuwen Cheng - Chairman, President, Director; Mr. Yuwen Cheng holds a senior management position at China's largest news media, The People's Daily, and has long been involved in areas of communications of economic news and information. A 1976 graduate from the Department of Language and Literature of Tianjin Nankai University. Mr. Cheng has held the office of Chairman and General Manager of Tianjin Yucheng (Group) Co. Ltd. of The People's Daily since 1995. Yuwen Cheng has served as a director since January 2001.

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

Richard Wang - Director; Richard Wang, a Canadian citizen residing in Vancouver, BC, Canada, has founded several North American businesses in areas of motion picture productions, OTC medicine & health food products distribution and general merchandise export and import. He has been involved in all aspects of new product research and development in the USA, Canada and Asia, including electronic medical devices, electronic security monitoring system, and water-resistant and child-resistant electronic lighters, which were approved by Consumer Product Safety Commission of USA. Starting from 1998 he has devoted most his time to develop IT business opportunities in USA, Canada and Asia. Mr. Wang is a co-founder of Digital Village World Technologies (Canada) Inc. and has served as a director of Digital Village since April 2000.

   During the year ended December 31, 2001, all corporate actions were conducted by unanimous written consent of the Board of Directors and no board meetings were held. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

Section 16(a) Beneficial Ownership Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended during the fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

   The following table sets forth the compensation paid during fiscal years ended December 31, 2000 and 2001 to the Company's Chief Executive Officer. No executive officer of the Company received compensation in excess of $100,000 for any of the two years. Additionally, no executive officer of the Company has been granted options to purchase shares of the Company's Common Stock.

            Name                  Position                 Compensation
            ----                  --------                 ------------
      Stephen Dadson      Chief Executive Officer           2001 - Nil
                                                            2000 - $6,667

   Neither the Company nor any subsidiary maintains or has maintained in the past, any employee benefit plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth the number of Common Shares of the Company owned of record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 31, 2001.

                                                  Total Number     Percentage
           Name                                    of Shares        Ownership
--------------------------------------           -------------    --------------
Tianjin Teda Yu Cheng Group Co. Ltd                 6,000,000         46.6%
Richard Wang                                        1,000,000          7.7%
Peng Chen                                           1,000,000          7.7%
Zun Zhao Li                                         1,000,000          7.7%
Karen Dadson                                        1,000,000          7.7%
Mu Zhankui                                            500,000          3.9%
Stephen Dadson                                              0          0
Yu Wen Cheng                                                0          0
All officers and directors as a group (5 persons)   2,500,000         21.36%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

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


(b) There were no reports filed on Form 8-K for the last quarter of the fiscal year ended December 31, 2001.

                                         SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.

Dated: March 29, 2002                By /s/ Stephen Dadson
                                        ----------------------------------------
                                     Name: Stephen Dadson
   Title: Chief Executive Officer

   In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2002                By /s/ Stephen Dadson
                                        ----------------------------------------
                                        Name: Stephen Dadson
                                        Title: Chief Executive Officer, Director

Dated: March 29, 2002                By /s/ Yuwen Cheng
                                        ----------------------------------------
                                        Name: Yuwen Cheng
                                        Title: Chairman of the Board of
                                        Directors, President, Director

Dated: March 29, 2002                By /s/ Peng Chen
                                        ----------------------------------------
                                        Name: Peng Chen
                                        Title: Secretary and Treasurer, Director

Dated: March 29, 2002                By /s/ Richard Wang
                                        ----------------------------------------
                                        Name: Richard Wang
                                        Title: Director

Dated: March 29, 2002                By /s/ Zhankui Mu
                                        ----------------------------------------
                                        Name: Zhankui Mu
                                        Title: Director

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
Vancouver, BC  V7Y 1C6
--------------------------------------------------------------------------------


                               INDEPENDENT AUDITORS' REPORT
                               ----------------------------



To the Directors and Shareholders of
Digital Village World Technologies, Inc.
(A Nevada Corporation)
(A Development Stage Company)

We have audited the Consolidated Balance Sheets of Digital Village World Technologies, Inc. (A Nevada Corporation) (A Development Stage Company) and subsidiary as of December 31, 2001 and December 31, 2000, and the related Consolidated Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders' Equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report or other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Village World Technologies, Inc. as of December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                            /s/ Moen and Company

                                                           Chartered Accountants
Vancouver, British Columbia, Canada
March 21, 2002

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                   December 31, 2001 and December 31, 2000
                                (In US Dollars)


                                                          2001          2000
                                                       ----------    ----------
                                     Assets
Current Assets
   Cash and cash equivalents (note 3)                 $     2,283   $    97,557
   Accounts receivable (note 4)                             4,873        10,320
                                                      -----------   -----------
                                                            7,156       107,877
                                                      -----------   -----------
Fixed Assets, at cost (note 2)                             65,783        83,028
   Less:  accumulated depreciation                        (13,488)         (506)
                                                      -----------   -----------
                                                           52,295        82,522
                                                      -----------   -----------
Investment and advance in Yuxun Digital
  Hi-Tech Co. Ltd. (note 14)                               56,774          -
                                                      -----------   -----------
Goodwill, at cost (note 5)                                 48,070        48,070
                                                      -----------   -----------
                                                      $   164,295   $   238,469
                                                      ===========   ===========

                       Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued (note 6)              $    48,524   $    19,679
   Current portion of loan (note 8)                          -            6,811
                                                      -----------   -----------
                                                           48,524        26,490
                                                      -----------   -----------
Long-term Liabilities
   Due to related parties (note 7)                        262,352       144,423
   Loan payable (note 8)                                     -           10,217
                                                      -----------   -----------
                                                          262,352       154,640
                                                      -----------   -----------

Stockholders' Equity
  Capital stock (note 10)
   Authorized
     62,500,000 common shares at $0.0004 each par value
   Issued
     12,906,000 common shares (2000 - 12,865,000 shares)
       - par value                                          5,162         5,146
     Paid in capital in excess of par value of stock      116,734        75,750
                                                      -----------   -----------
                                                          121,896        80,896
Deficit, accumulated during the development stage        (268,657)      (23,089)
Cumulative translation (note 2)                               180          (468)
                                                      -----------   -----------
                                                         (146,581)       57,339
                                                      -----------   -----------
                                                      $   164,295   $   238,469
                                                      ===========   ===========

Approved on behalf of the board:

/s/ Yu Wen Cheng     , Director
---------------------

/s/ Peng Chen        , Director
---------------------

           See Accompanying Notes and Independent Auditors' Report

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                    Consolidated Statements of Operations
                                (In US Dollars)

                                                  Cumulative From
                                                   Inception Date                                 Year
                                                  of Sep. 15, 1998    Quarter Ended               Ended
                                                    to Dec. 31,        December 31,            December 31,
                                                                 -----------------------   -----------------------
                                                       2001         2001          2000          2001          2000
                                                    ----------   ----------   ----------   ----------   ----------
Revenue
   Interest and other income                        $    7,791   $            $      606   $    3,937   $    2,712
                                                    ----------   ----------   ----------   ----------   ----------

Administration Costs
   Advertising                                             712         -            -            -            -
   Bank charges and interest                             2,048          108           68        1,543          270
   Consulting                                           11,982         -         (19,301)       5,978          699
   Depreciation                                         13,488       (5,883)         506       12,982          506
   License, dues and insurance                           1,885         -             265          900          265
   Office costs                                          6,446          872         -           6,128         -
   Rentals and leases                                   26,724        5,852         -          24,503          300
   Professional fees                                    63,927        8,280        1,321       55,990        3,871
   Salary and benefits                                  55,563        6,936        3,947       51,616        3,947
   Stock-based compensation                             20,000         -            -          20,000         -
   Telephone and utilities                              16,493          263          533       15,960          533
   Transfer agent and filing fees                       23,981          225         -          22,645          200
   Travel and promotion                                 27,489           13        1,939       25,550        1,939
   Loss on disposition of fixed assets                   5,710        5,710         -           5,710         -
                                                    ----------   ----------   ----------   ----------   ----------
                                                       276,448       22,376      (10,722)     249,505       12,530
                                                    ----------   ----------   ----------   ----------   ----------
Net profit (loss) for the period                    $ (268,657)  $  (22,376)  $   11,328   $ (245,568)  $   (9,818)
                                                    ==========   ==========   ==========   ==========   ==========

Basic and diluted profit (loss) per share                        $    (0.00)  $    (0.00)  $    (0.02)  $    (0.00)
                                                                 ==========   ==========   ==========   ==========
Weighted average number of common shares used to
   compute basic and fully diluted loss per share                12,906,000    7,205,000   12,906,000    5,082,500
                                                                 ==========   ==========   ==========   ==========



           See Accompanying Notes and Independent Auditors' Report

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
             Consolidated Statements of Retained Earnings (Deficit)
                                (In US Dollars)

                                                  Cumulative From
                                                   Inception Date                                 Year
                                                  of Sep. 15, 1998    Quarter Ended               Ended
                                                    to Dec. 31,        December 31,            December 31,
                                                                 -----------------------   -----------------------
                                                       2001         2001          2000          2001          2000
                                                    ----------   ----------   ----------   ----------   ----------
Retained earnings (deficit),
   beginning of period                                           $ (246,281)  $  (34,417)  $  (23,089)  $  (13,271)

Net profit (loss) for the period                    $ (268,657)     (22,376)      11,328     (245,568)      (9,818)
                                                    ----------   ----------   ----------   ----------   ----------
Retained earnings (deficit),
   end of period                                    $ (268,657)  $ (268,657)  $  (23,089)  $ (268,657)  $  (23,089)
                                                    ==========   ==========   ==========   ==========   ==========







           See Accompanying Notes and Independent Auditors' Report

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                (In US Dollars)

                                                  Cumulative From
                                                   Inception Date                                 Year
                                                  of Sep. 15, 1998    Quarter Ended               Ended
                                                    to Dec. 31,        December 31,            December 31,
                                                                 -----------------------   -----------------------
                                                       2001         2001          2000          2001          2000
                                                    ----------   ----------   ----------   ----------   ----------
Cash derived from (used for)
  Operating activities
   Net profit (loss) for the period                 $ (268,657)  $  (22,376)  $   11,328   $ (245,568)  $   (9,818)
   Items not requiring use of cash
    Depreciation                                        13,488       (5,883)         506       12,982          506
   Cumulative translation                                  180          383         (468)         648         (468)
   Changes in non-cash working capital items
    Accounts receivable                                 (4,873)        (519)     (10,320)       5,447      (10,320)
    Prepaid expenses and deposit                          -           5,107         -            -            -
    Accounts payable and accrued                        48,524       (1,751)      19,129       28,845       19,129
                                                    ----------   ----------   ----------   ----------   ----------
                                                      (211,338)     (25,039)      20,175     (197,646)        (971)
                                                    ----------   ----------   ----------   ----------   ----------
Financing activities
   Issuance of shares                                  121,896         -           3,396       41,000        3,396
   Loan payable                                                     (11,919)      17,028      (17,028)      17,028
   Due to related parties                              262,352       67,871      144,423      117,929      144,423
                                                    ----------   ----------   ----------   ----------   ----------
                                                       384,248       55,952      164,847      141,901      164,847
                                                    ----------   ----------   ----------   ----------   ----------
Investing activities
   Fixed assets purchased                              (65,783)      17,245      (83,028)      17,245      (83,028)
   Investment and advance                              (56,774)     (56,774)        -         (56,774)        -
   Goodwill                                            (48,070)        -         (48,070)        -         (48,070)
                                                    ----------   ----------   ----------   ----------   ----------
                                                      (170,627)     (39,529)    (131,098)     (39,529)    (131,098)
                                                    ----------   ----------   ----------   ----------   ----------
Cash and cash equivalents, increase
   (decrease) during the period                          2,283       (8,616)      53,924      (95,274)      32,778
Cash and cash equivalents,
   beginning of period                                               10,899       43,633       97,557       64,779
                                                    ----------   ----------   ----------   ----------   ----------
Cash and cash equivalents,
   end of period                                    $    2,283   $    2,283   $   97,557   $    2,283   $   97,557
                                                    ==========   ==========   ==========   ==========   ==========


           See Accompanying Notes and Independent Auditors' Report

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From Date of Inception on September 15, 1998 to December 31, 2001
                                (In US Dollars)


                                                                                         Deficit Accum-
                                     Number of                  Additional      Total     ulated During                 Total
                                       Common         par         Paid-in      Capital     The Develop-  Cumulative  Stockholders'
                                       Shares        Value        Capital       Stock       ment Stage   Translation    Equity
                                 -------------------------------------------------------------------------------------------------
9/15/98 issuance of common
  stock for cash                  1,000,000       $    1,000    $    1,500    $    2,500                                $    2,500

12/31/98 issuance of common
  stock for cash                    750,000              750        74,250        75,000                                    75,000

Net loss for the year ended
 December 31, 1998                                                                                (737)                       (737)
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 1998        1,750,000            1,750        75,750        77,500          (737)                     76,763

Net loss for the year ended
 December 31, 1999                                                                             (12,534)                    (12,534)
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 1999        1,750,000            1,750        75,750        77,500       (13,271)                     64,229

Balance, May 19, 2000
  before forward split            1,750,000            1,750        75,750        77,500       (13,271)                     64,229
                                 =================================================================================================

05/19/00 2.5 to 1 forward split   4,375,000            1,750        75,750        77,500       (13,271)                     64,229
12/18/00 share exchange           8,490,000            3,396                       3,396                                     3,396

Net loss for the year ended
 December 31, 2000                                                                              (9,818)                     (9,818)

Cumulative translation                                                                                          (468)         (468)
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 2000       12,865,000            5,146         75,750       80,896       (23,089)         (468)       57,339

2/7/01 issuance of common
 stock for cash                      10,000                4          9,996       10,000                                    10,000

3/30/01 issuance of common
 stock for compensation              20,000                8         19,992       20,000                                    20,000

4/6/01 issuance of common
 stock for cash                      11,000                4         10,996       11,000                                    11,000

Net loss for year ended
 December 31, 2001                                                                            (245,568)                   (245,568)

Cumulative translation                                                                                           648           648
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 2001       12,906,000       $    5,162    $  116,734    $  121,896    $ (268,657)   $      180    $ (146,581)
                                 =================================================================================================

           See Accompanying Notes and Independent Auditors' Report

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



Note 1.  ORGANIZATION AND NATURE OF BUSINESS

         The Company was incorporated under the laws of the State of Nevada on September 15, 1998, as Body Concepts, Inc. On May 25, 2000 the Company changed its name from Body Concepts, Inc. to Digital Village World Technologies, Inc.

         On May 19, 2000 the Company increased its authorized capital stock from 25,000,000 common shares with a par value of $0.001 to 62,500,000 common shares with a par value of $0.0004 each par value.

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

               Assets
                  Cash and cash equivalents                        $     56,725
                  Accounts receivable                                    10,285
                  Fixed assets, net                                      83,028
                                                                   ------------
                                                                        150,038
                                                                   ------------
               Liabilities
                  Accounts payable                                       13,161
                  Current portion of loan                                 6,811
                  Due to related company                                 20,000
                  Due to related parties                                144,423
                                                                   ------------
                                                                        184,395
                  Long-term loan                                         10,785
                                                                   ------------
                                                                        195,180
                                                                   ------------
               Net assets  (liabilities)                                (45,142)
               Cumulative translation, included in above,
                  Booked in stockholders' equity of the Company             468
                                                                   ------------
                                                                        (44,674)
               Goodwill on acquisition (note 5)                          48,070
                                                                   ------------
               Issuance of 8,490,000 common shares at par value    $      3,396
                                                                   ============

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



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

         The historical information of Digital Village World Technologies, Inc. that is the basis for the pro forma information at December 18, 2000 is as follows:

               Summary Balance Sheet
                  Assets
                    Cash                                           $     44,171
                    Advances to related company                          20,000
                                                                   ------------
                                                                   $     64,171
                                                                   ============
                  Liabilities
                     Accounts payable                                     1,871
                                                                   ------------
                  Stockholders' equity
                     Capital stock - par value                            1,750
                         - additional paid-in capital                    75,750
                                                                   ------------
                                                                         77,500
                  Deficit                                               (15,200)
                                                                   ------------
                                                                         62,300
                                                                   ------------
                                                                   $     64,171
                                                                   ============

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

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



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

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         Disclosure about fair value of financial instruments
         The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2001 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

         As at December 31, 2001, the fixed assets and accumulated depreciation are as follows:

                                                                                      Accumulated     Net Book
                                      At Cost       Disposition      At Cost         Depreciation      Value
                                     12/31/00        12/31/01        12/31/01           12/31/01      12/31/01
         Office equipment           $     5,430     $      -        $     5,430        $     1,092   $     4,338
         Vehicles                        28,350         (17,245)         11,105             (2,475)       13,580
         Computer equipment              49,248            -             49,248             14,871        34,377
                                    -----------     -----------     -----------        -----------   -----------
                                    $    83,028     $   (17,245)    $    65,783        $    13,488   $    52,295
                                    ===========     ===========     ===========        ===========   ===========

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

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



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

         An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                               Year Ended
                                                              December 31,
                                                         ----------------------
                                                             2001       2000
                                                         ----------  ----------
         Beginning balance                               $     (468) $     -
         Change during the period                               648        (468)
                                                         ----------  ----------
         Ending balance                                  $      180  $     (468)
                                                         ==========  ==========

         The effect of exchange rate changes on cash balances forms part of the reconciliation of change in cash and cash equivalents during the period.

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Note 3.  CASH AND CASH EQUIVALENTS - $2,283

         The total for cash and cash equivalents as at December 31, 2001, is made up as follows:

         Cash in bank current accounts        $      438
         Cash in lawyer's trust account            1,845
                                              ----------
         Total                                $    2,283
                                              ==========

Note 4.  ACCOUNTS RECEIVABLE - $4,873

         The accounts receivable balance of $4,873 as at December 31, 2001 is Canadian Goods and Services Taxes refundable

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



Note 5.  GOODWILL - $48,070

         On December 18, 2000 the acquisition of Digital Village World Technologies (Canada) Inc. included liabilities that exceeded the assets by $44,674 and the consideration of 8,490,000 treasury shares at par value of $0.0004 per share or $3,396, resulted in goodwill on the transaction of $48,070 that will be amortized over ten years, commencing after revenue commences from proposed operations.
         Management has determined that there is no impairment in the value of this goodwill below its cost.

Note 6.  ACCOUNTS PAYABLE - $48,524

         Details of the total of accounts payable and accrued as at December 31, 2001, are as follows:

         Frascona, Joiner, Goodman and Greenstein, P.C.        $     2,323
         Blake, Cassels & Graydon                                      819
         Loeb&Loeb LLP                                               7,075
         Moen and Company                                           18,840
         Moffitt & Company                                             525
         Payroll and other payables                                  2,208
         Resident Agents of Nevada, Inc.                               197
         RR Donnelley Receivables, Inc.                             15,995
         Signature Stock Transfer, Inc.                                542
                                                               -----------
         Total                                                 $    48,524
                                                               ===========

Note 7.  RELATED PARTY TRANSACTIONS - $262,352

         The amount of $144,423 is due to a related party, Tianjin Teda Yu Cheng Group. The amount of $117,929 is due to Directors of the Company as at December 31, 2001 for loans that they have advanced to the Company. These amounts are unsecured, non interest bearing, with no specific terms of repayment, but in any event no earlier than June 30, 2003.

Note 8.  LOAN PAYABLE

         As at January 1, 2000, Mr. Richard Wang, Director and President of the Company transferred a loan to DVC which was signed by him on June 21, 1999 with Ford Credit Canada Limited for financing of CAD$40,869 for purchase of a new vehicle with the interest rate of 0.10% per annum for a total of 48 payments with each payment of CAD$851.44 principal and interest. This vehicle is owned by the Company. The first payment commenced on July 21, 1999 and the last payment is due on June 21, 2003. This loan is guaranteed by Mr. Richard Wang. As at December 31, 2001, this vehicle was transferred to Mr. Wang at the residual value and accordingly, the loan balance was transferred to Mr. Wang.

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



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

Note 10. CAPITAL STOCK

         a) Authorized: 62,500,000 common shares with a par value of $0.0004 per share.
         b) Issued and outstanding common shares as at December 31, 2001, are as follows:

                                                                                        Additional
                                               Issued       Number of          Par        Paid-in
                                                Date          Shares          Value       Capital        Total
                                              ------------  ------------  ------------  ------------  ------------
              private placement               15/09/1998     1,000,000    $     1,000   $     1,500   $     2,500
              private placement               31/12/1998       750,000            750        74,250        75,000
                                                            ----------    -----------   -----------   -----------
              Balance                         31/12/1998     1,750,000          1,750        75,750        77,500
                                                            ----------    -----------   -----------   -----------
              Balance                         31/12/1999     1,750,000          1,750        75,750        77,500
                                                            ----------    -----------   -----------   -----------
              Balance, before
                forward split                 19/05/2000     1,750,000          1,750        75,750        77,500
                                                            ==========    ===========   ===========   ===========
              2.5:1 forward split             19/05/2000     4,375,000          1,750        75,750        77,500
              Share exchange                  18/12/2000     8,490,000          3,396                       3,396
                                                            ----------    -----------   -----------   -----------
              Balance                         31/12/2000    12,865,000          5,146        75,750        80,896
              issued for cash                 07/02/2001        10,000              4         9,996        10,000
              issued for compensation         30/03/2001        20,000              8        19,992        20,000
              issued for cash                 06/04/2001        11,000              4        10,996        11,000
                                                            ----------    -----------   -----------   -----------
              Balance                         31/12/2001    12,906,000    $     5,162   $   116,734   $   121,896
                                                            ==========    ===========   ===========   ===========

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



Note 11. INCOME TAXES

         a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2000, disclosing no income taxes payable to the US Internal Revenue Service.

         b) There is a loss of $268,657 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 12. FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued, current portion of loan, due to related parties and long-term loan payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 13. PENSION AND EMPLOYMENT LIABILITIES

         The Company does not have liabilities as at December 31, 2001, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 14. PROFIT SHARING AGREEMENT

         By agreement for reference dated May 1, 2000 and as amended on May 31, 2001, Digital Village World Technologies Inc, subsequently renamed Digital Village World Technologies (Canada) Inc., ("DVC") entered into an agreement with TianJin TEDA Yu Cheng Group Co Ltd., a wholly owned subsidiary of the People's Daily Newspaper Group in China with its principal place of business in Tianjin, the People's Republic of China. ("Yu Cheng").

         (a)  Proposed Business Operations.

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

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



Note 14. PROFIT SHARING AGREEMENT (cont'd)

              (iii) The Business requires working capital; Yu Cheng is the controlling shareholder of DVC and as such wishes to advance the business of DVC in China by having DVC provide overall management for the Business and to raise working capital for the Business in accordance with this agreement.

         (b)  Management of New Business / Working Capital
              (i) YU Cheung hereby appoints DVC to be its manager to manage the affairs of the Business for a term of 25 years, unless terminated earlier as provided herein, provided that
                     (ii)
              (ii) DVC assumes the responsibility for raising all working capital requirements of the New Business.

         (c)  Profit Sharing
              (i) Yu Cheung hereby agrees that 80% of the net profits of the Business (Profit Allocation) will be earned by DVC provided DVC raises the required working capital, as hereinafter defined, and provides the senior management, as hereinafter defined, for the Business.)
              (ii) Net Profits will be defined according to GAAP as determined by the auditor of the Business, approved by DVC.
              (iii) The parties agree that semi-annually Net Profits will be determined and 20% thereof, or such other amount agreed to by the parties, shall be retained by the Business as working capital and that the balance distributed to the parties on a 80/20 basis, 80% for DVC and 20% for Yu Cheung, respectively, at each parties option. Either party may choose to leave their portion of the Net Profits in the Business as addition to a loan account owed to that party by the Business.

         (d)  Management
              (i) DVC will form a new Chinese firm, a wholly owned foreign enterprise (WOFE) which will provide no fewer than two senior executives, at DVC's cost, to provide on-going executive management for the New Business.
              (ii) Yu Cheng agrees that DVC may appoint 2 out of 5 persons to be directors of the Business.

         (e)  Conversion to Equity
              The parties acknowledge that it is their intention to treat DVC's Profit Allocation as a substitute to owning 80% of the equity of the New Business and therefore as and when the rules of China permit DVC to own, through the WOFE, shares in the Business, it is agreed that the parties will take such steps as are necessary to have shares issued to the WOFE and upon such event occurring the Profit Allocation will be adjusted, to ensure that the underlying 80/20 arrangement is adhered to.

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



Note 14. PROFIT SHARING AGREEMENT (cont'd)
         (f)  Capital
              (i) DVC, through the WOFE, will provide capital of not less than $500,000 US contributed over 12 months or as otherwise agreed to by the parties hereto.
              (ii) In the event that the Capital is not raised within the said 12 months, the Profit Allocation shall be adjusted based on the percentage actually raised of the $500,000 US.
              (iii) Yu Cheung will assist the WOFE to have all capital contributions registered as loans to the New Business, in order to ensure that when the Business is able, that DVC will be able to repatriate the Capital out of China should DVC so elect.

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

         (i)  Termination
              (i) This Agreement shall terminate and be of no further force or effect if DVC fails to meet any material obligation of this Agreement, or DVC files a voluntary petition in bankruptcy, or an involuntary petition in bankruptcy is filed against DVC, or DVC is liquidated or its business transferred to a receiver, or DVC makes a general assignment of all its assets on behalf of creditors.

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

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



Note 14. PROFIT SHARING AGREEMENT (cont'd)
         (k)  Settlement of disputes and Governing Law
              (i) In the event a dispute arises in connection with the interpretation or implementation of this Agreement, the parties to the dispute shall attempt in the first instance to resolve such dispute through amicable consultations. If the dispute cannot be resolved in this manner within thirty
                     (30) days after first conferring, then any or all parties to the dispute may refer the dispute to arbitration by the Beijing International Arbitration Committee ("Committee"). The number of arbitrators shall be three. The claimant(s) in the dispute shall appoint one arbitrator within thirty
                     (30) days of filing notice of the arbitration, and the respondent(s) in the dispute shall appoint one arbitrator within thirty (30) days thereafter. If the respondent fails to so appoint an arbitrator, the Arbitration Centre shall appoint the second arbitrator. The two arbitrators thus appointed shall choose the third arbitrator, and if they fail to do so within thirty (30) days after the appointment of the second arbitrator, the third arbitrator shall be appointed by the Committee. The arbitration proceedings shall be conducted in the English language.
              (ii) Any award of the arbitrators shall be final and binding on the parties. The costs of arbitration shall be borne by the losing party, unless the arbitrators determine that this would be inequitable. The parties agree and recognize that any award of the arbitrators shall be recognizable and enforceable in any court having jurisdiction over the party against whom the award was rendered, and also wherever assets of such party are located.
              (iii) The legal relations between the parties under this contract shall be interpreted in accordance with the substantive laws of China. Any disputes between the parties concerning their legal obligations arising under this contract which are submitted to arbitration pursuant to this clause shall be decided pursuant to the substantive laws of China.

         (l)  Non Competition
              The parties agree that during the currency of this agreement that they will not, directly or indirectly, in any manner whatsoever, be engaged in any business competitive to the business of New Business or advise or be concerned with or interested or lend money to/or guaranty the debts or obligations of a competitive business.

         As at December 31, 2001, Mr. Edward Chen, a Director of the Company paid $56,774 (480,000 Chinese Yuan) to Yuxun on behalf of the Company. This amount was recorded as an investment and advance to Yuxun Digital Hi-Tech Co. Ltd. and as a loan from related parties.

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



Note 14. PROFIT SHARING AGREEMENT (cont'd)

         The abovementioned joint venture has not been formed as yet due to inability of DVC to raise the $500,000 in capital as at December 31, 2001. Subsequently, this deal was renegotiated (see note 16).

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

                     DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                             (A Nevada Corporation)
                         (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                December 31, 2001
                                (In US Dollars)



Note 16. SUBSEQUENT EVENTS

         a)  Proposed Debt Financing

             The Company has, in January, 2002 entered into negotiations with a group of seven company shareholders for loans totaling in the aggregate $300,000 US, non-interest bearing, for a term of twenty-four months, secured by promissory notes to be issued to each lender for the specific amounts borrowed by the Company.

             To the date of this report, March 21, 2002, $100,000 US has been advanced to the Company.

         b)  Proposed Acquisition/Proposed Change of Control

             i) Digital Village World Technologies, Inc. ("DVWT") proposes to enter into a deal with China Tianjin Global Magnetic Card Co. Ltd. ("TGM") whereby interest in the magnetic and smart card business of TGM may be acquired by DVWT by the issuance of treasury shares of DVWT, subject to due diligence, approvals by these companies and regulatory bodies.

                   This agreement has not been finalized at the date of issuance of these financial statements.

             ii) The proposed issuance of shares may result in the change in effective control of the Company.

             iii) TGM also proposes to provide funds and technology to the project and business outlined in note 14, above.