Form 10QSB
period 2002-03-31
DIGITAL VILLAGE WORLD TECHNOLOGIES INC
filed 2002-05-13
CIK 1115911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

X    Quarterly report under section 13 or 15(d) of the Securities Exchange Act
----
     of 1934 for the quarterly period ended March 31, 2002.

_____ Transaction report under section 13 or 15(d) of the Securities Exchange Exchange Act of 1934 for the transition period from ______________ to
        ____________________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes_______   No ______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002, there were 12,906,000 common shares outstanding with a par value of $0.0004.

Transitional Small Business Disclosure Format (Check one):
Yes _______   No _______

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the registrant for the three-month periods ended March 31, 2002 and March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim period presented.

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
Vancouver, BC  V7Y 1C6
--------------------------------------------------------------------------------




                      INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                      --------------------------------------



To the Directors and Shareholders of
Digital Village World Technologies, Inc.
(A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Digital Village World Technologies, Inc. (A Nevada Corporation) (A Development Stage Company) as of March 31, 2002 and March 31, 2001, and the Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders' Equity for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                                            /s/ Moen and Company

                                                           Chartered Accountants

Vancouver, British Columbia, Canada
May 8, 2002

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                             Consolidated Balance Sheets
                                March 31, 2002 and 2001
                                    (In US Dollars)
                                      (Unaudited)

                                                            2002         2001
                                                        ----------    ---------
                                        Assets
Current Assets
   Cash and cash equivalents (note 3)                   $   42,694   $    5,931
   Accounts receivable (note 4)                              7,066       11,706
   Prepaid expenses and deposit                               -           5,107
                                                        ----------   ----------
                                                            49,760       22,744
                                                        ----------   ----------
Fixed Assets, at cost (note 2)                              65,783       83,028
  Less: accumulated depreciation                           (16,329)      (5,855)
                                                        ----------   ----------
                                                            49,454       77,173
                                                        ----------   ----------
Investment and advance in Yuxun Digital
  Hi-Tech Co. Ltd. (note 14)                                56,774         -
                                                        ----------   ----------
Goodwill, at cost (note 5)                                  48,070       48,070
                                                        ----------   ----------
                                                        $  204,058   $  147,987
                                                        ==========   ==========

                        Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued (note 6)                $   28,699   $   15,360
   Current portion of loan (note 8)                           -           6,811
                                                        ----------   ----------

                                                            28,699       22,171
                                                        ----------   ----------
Long-term Liabilities
   Due to related parties (note 7)                         347,341      144,423
   Loan payable                                               -           8,514
                                                        ----------   ----------

                                                           347,341      152,937
                                                        ----------   ----------
Stockholders' Equity
   Capital stock (note 9)
     Authorized
      62,500,000 common shares at $0.0004 par value
     Issued
      12,906,000 common shares (2001 - 12,895,000
        shares) - par value                                  5,162        5,158
      Paid in capital in excess of par value of stock      116,734      105,738
                                                        ----------   ----------

                                                           121,896      110,896
Deficit, accumulated during the development stage         (294,276)    (137,665)
Cumulative translation (note 2)                                398         (352)
                                                        ----------   ----------

                                                          (171,982)     (27,121)
                                                        ----------   ----------
                                                        $  204,058   $  147,987
                                                        ==========   ==========

Approved on behalf of the board:

/s/ Yu Wen Cheng             , Director
-----------------------------

/s/ Peng Chen                , Director
-----------------------------

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

                                                            Cumulative From
                                                             Inception Date                 Three Months
                                                            of Sep. 15, 1998                   Ended
                                                              to March 31,                    March 31,
                                                                               -----------------------------------
                                                                2002                2002                2001
                                                           ---------------     ---------------     ---------------
Revenue
   Interest and other income                               $      7,791        $       -           $      3,766
                                                           ------------        ------------        ------------

Administration Costs
   Advertising                                                      712                -                   -
   Bank charges and interest                                      2,098                  50                 520
   Consulting                                                    11,982                -                  1,323
   Depreciation                                                  16,329               2,841               5,349
   License, dues and insurance                                    3,302               1,417                -
   Office costs                                                   8,427               1,981               3,178
   Rentals and leases                                            31,714               4,990               6,049
   Professional fees                                             65,795               1,868              23,676
   Salary and benefits                                           56,991               1,428              26,457
   Stock-based compensation                                      20,000                -                 20,000
   Telephone and utilities                                       17,825               1,332              11,824
   Transfer agent and filing fees                                27,436               3,455               5,911
   Travel and promotion                                          33,746               6,257              14,055
   Loss on disposition of fixed assets                            5,710                -                   -
                                                           ------------        ------------        ------------
                                                                302,067              25,619             118,342
                                                           ------------        ------------        ------------
Net profit (loss) for the period                           $   (294,276)       $    (25,619)       $   (114,576)
                                                           ============        ============        ============

Basic and diluted profit (loss) per share                                      $      (0.00)       $      (0.01)
                                                                               ============        ============
Weighted average number of common shares used to
   compute basic and fully diluted loss per share                                12,906,000          12,875,000
                                                                               ============        ============


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

                                                            Cumulative From
                                                             Inception Date                 Three Months
                                                            of Sep. 15, 1998                   Ended
                                                              to March 31,                    March 31,
                                                                               -----------------------------------
                                                                2002                2002                2001
                                                           ---------------     ---------------     ---------------
Retained earnings (deficit), beginning of period           $       -           $   (268,657)       $    (23,089)
Net profit (loss) for the period                               (294,276)            (25,619)           (114,576)
                                                           ------------        ------------        ------------
Retained earnings (deficit), end of period                 $   (294,276)       $   (294,276)       $   (137,665)
                                                           ============        ============        ============






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

                                                            Cumulative From
                                                             Inception Date                 Three Months
                                                            of Sep. 15, 1998                   Ended
                                                              to March 31,                    March 31,
                                                                               -----------------------------------
                                                                2002                2002                2001
                                                           ---------------     ---------------     ---------------
Cash derived from (used for)
  Operating activities
   Profit (loss) for the period                            $   (294,276)       $    (25,619)       $   (114,576)
   Items not requiring use of cash
    Depreciation                                                 16,329               2,841               5,349
    Stock-based compensation                                       -                   -                 20,000
    Cumulative translation                                          398                 218                 116
    Changes in non-cash working capital items
     Accounts receivable                                         (7,066)             (2,193)             (1,386)
     Prepaid expenses and deposit                                  -                   -                 (5,107)
     Accounts payable and accrued                                28,699             (19,825)             (4,319)
                                                           ------------        ------------        ------------
                                                               (255,916)            (44,578)            (99,923)
                                                           ------------        ------------        ------------
   Financing activities
    Issuance of shares                                          121,896                -                 10,000
    Loan payable                                                   -                   -                 (1,703)
    Due to related parties                                      347,341              84,989                -
                                                           ------------        ------------        ------------
                                                                469,237              84,989               8,297
                                                           ------------        ------------        ------------
   Investing activities
    Capital assets purchased                                    (65,783)               -                   -
    Investment and advance                                      (56,774)               -                   -
    Goodwill                                                    (48,070)               -                   -
                                                           ------------        ------------        ------------
                                                               (170,627)               -                   -
                                                           ------------        ------------        ------------
Cash and cash equivalents, increase (decrease)
  during the period                                              42,694              40,411             (91,626)
Cash and cash equivalents, beginning of period                     -                  2,283              97,557
                                                           ------------        ------------        ------------

Cash and cash equivalents, end of period                   $     42,694        $     42,694        $      5,931
                                                           ============        ============        ============


       See Accompanying Notes and Independent Accountants' Review Report

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                    Statement of Changes in Stockholders' Equity
            From Date of Inception on September 15, 1998 to March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)

                                                                                       Deficit Accum-
                                     Number of              Additional      Total       ulated During                   Total
                                      Common        par      Paid-in       Capital       The Develop-  Cumulative   Stockholders'
                                      Shares       Value     Capital        Stock         ment Stage   Translation     Equity
                                   ------------------------------------------------------------------------------------------------
9/15/98 issuance of common
  stock for cash                    1,000,000     $ 1,000   $   1,500      $   2,500                                     $   2,500

12/31/98 issuance of common
  stock for cash                      750,000         750      74,250         75,000                                        75,000

Net loss for the year ended
  December 31, 1998                                                                     $    (737)                            (737)
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 1998          1,750,000       1,750      75,750         77,500         (737)                          76,763

Net loss for the year ended
  December 31, 1999                                                                  (12,534)                         (12,534)
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 1999          1,750,000       1,750      75,750         77,500      (13,271)                          64,229

Balance, May 19, 2000
  before forward split              1,750,000       1,750      75,750         77,500      (13,271)                          64,229
                                   ================================================================================================

05/19/00 2.5 to 1 forward split     4,375,000       1,750      75,750         77,500      (13,271)                          64,229

12/18/00 share exchange             8,490,000       3,396                      3,396                                         3,396

Net loss for the year ended
  December 31, 2000                                                                        (9,818)                          (9,818)

Cumulative translation                                                                                      $    (468)        (468)
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 2000         12,865,000       5,146      75,750         80,896      (23,089)               (468)      57,339

2/7/01 issuance of common
  stock for cash                       10,000           4       9,996         10,000                                        10,000

3/30/01 issuance of common
  stock for compensation               20,000           8      19,992         20,000                                        20,000

4/6/01 issuance of common
  stock for cash                       11,000           4      10,996         11,000                                        11,000

Net loss for year ended
 December 31, 2001                                                                       (245,568)                        (245,568)

Cumulative translation                                                                                            648          648
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 2001         12,906,000       5,162     116,734        121,896     (268,657)                180     (146,581)

Net loss for three months ended
 March 31, 2002                                                                           (25,619)                         (25,619)

Cumulative translation                                                                                            218          218
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 2001         12,906,000     $ 5,162   $ 116,734      $ 121,896    $(294,276)          $     398    $(171,982)
                                   ================================================================================================



       See Accompanying Notes and Independent Accountants' Review Report

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


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

               Assets
                    Cash and cash equivalents                       $    56,725
                    Accounts receivable                                  10,285
                    Fixed assets, net                                    83,028
                                                                    -----------
                                                                        150,038
                                                                    -----------
               Liabilities
                    Accounts payable                                     13,161
                    Current portion of loan                               6,811
                    Due to related company                               20,000
                    Due to related parties                              144,423
                                                                    -----------
                                                                        184,395
                    Long-term loan                                       10,785
                                                                    -----------
                                                                        195,180
                                                                    -----------
               Net assets (liabilities)                                 (45,142)
               Cumulative translation, included in above,
                    Booked in stockholders' equity of the Company           468
                                                                    -----------
                                                                        (44,674)
               Goodwill on acquisition (note 5)                          48,070
                                                                    -----------
               Issuance of 8,490,000 common shares at par value     $     3,396
                                                                    ===========

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


Note 1.   ORGANIZATION AND NATURE OF BUSINESS (cont'd)

          DVC is a Canadian company incorporated in the Province of British Columbia, Canada. DVC is an internet content provider that provides bi -lingual content in Chinese and English, technical services to companies in China, and provides third party internet services such as web design, web hosting and content development for firms that specialize in naturopathic and traditional eastern health sciences in North America.

          The historical information of Digital Village World Technologies, Inc. that is the basis for the pro forma information at December 18, 2000 is as follows:

               Summary Balance Sheet
                    Assets
                       Cash                                         $    44,171
                       Advances to related company                       20,000
                                                                    -----------
                                                                    $    64,171
                                                                    ===========
                    Liabilities
                       Accounts payable                                   1,871
                                                                    -----------
                    Stockholders' equity
                       Capital stock - par value                          1,750
                                     - additional paid-in capital        75,750
                                                                    -----------
                                                                         77,500
                    Deficit                                             (15,200)
                                                                    -----------
                                                                         62,300
                                                                    -----------
                                                                    $    64,171
                                                                    ===========

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

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


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

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          Disclosure about fair value of financial instruments
          The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

          As at March 31, 2002, the fixed assets and accumulated depreciation are as follows:

                                                                       Accumulated  Net Book
                                             At Cost                  Depreciation   Value
                               -----------------------------------
                               12/31/01      3/31/01       3/31/02      3/31/02     3/31/02
                               ----------   ----------   ----------   ----------   ----------
          Office equipment     $    5,430   $    5,430   $    5,430   $    3,578   $    1,852
          Vehicles                 11,105       28,350       11,105       (2,265)      13,370
          Computer equipment       49,248       49,248       49,248       15,016       34,232
                               ----------   ----------   ----------   ----------   ----------
                               $   65,783   $   83,028   $   65,783   $   16,329   $   49,454
                               ==========   ==========   ==========   ==========   ==========

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

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


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

          An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:



                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                      2002           2001
                                                 -------------  -------------

          Beginning balance                      $         180  $        (468)
          Change during the period                         218            116
                                                 -------------  -------------
          Ending balance                         $         398  $        (352)
                                                 =============  =============

          The effect of exchange rate changes on cash balances forms part of the reconciliation of change in cash and cash equivalents during the period.

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


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

Note 3.   CASH AND CASH EQUIVALENTS - $42,694

          The total for cash and cash equivalents as at March 31, 2002, is made up as follows:

          Cash in bank current accounts                       $     40,849
          Cash in lawyer's trust account                             1,845
                                                              ------------
          Total                                               $     42,694
                                                              ============

Note 4.   ACCOUNTS RECEIVABLE - $7,066

          The accounts receivable balance of $7,066 as at March 31, 2002 is Canadian Goods and Services Taxes refundable

Note 5.   GOODWILL - $48,070

          On December 18, 2000 the acquisition of Digital Village World Technologies (Canada) Inc. included liabilities that exceeded the assets by $44,674 and the consideration of 8,490,000 treasury shares at par value of $0.0004 per share or $3,396, resulted in goodwill on the transaction of $48,070 that will evaluated at each reporting period. Management has determined that there is no impairment in the value of this goodwill below its cost.

Note 6.   ACCOUNTS PAYABLE - $28,699

          Details of the total of accounts payable and accrued as at March 31, 2002, are as follows:

          Frascona, Joiner, Goodman and Greenstein, P.C.             $    2,323
          Moen and Company                                                9,659
          Moffitt & Company                                                 525
          Resident Agents of Nevada, Inc.                                   197
          RR Donnelley Receivables, Inc.                                 15,995
                                                                     ----------
          Total                                                      $   28,699
                                                                     ==========

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


Note 7.   RELATED PARTY TRANSACTIONS - $347,341

          The amount of $144,423 is due to a related party, Tianjin Teda Yu Cheng Group. The amount of $202,918 is due to Directors of the Company as at March 31, 2002 for loans that they have advanced to the Company. These amounts are unsecured, non interest bearing, with no specific terms of repayment, but in any event no earlier than June 30, 2003.

Note 8.   LEASE OBLIGATIONS

          a)   Vehicle Lease
               On January 19, 2000, DVC entered into a 36 month lease with Lansdowne Dodge City Ltd. for a vehicle to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

                       2002             CAD$   6,000
                       2003             CAD$     667

          b)   Lease of Premises
               DVC has lease obligations for office premises for the next 12 months for CAD$25,369.

Note 9.   CAPITAL STOCK

          a) Authorized: 62,500,000 common shares with a par value of $0.0004 per share.
          b) Issued and outstanding common shares as at March 31, 2002, are as follows:

                                                                                                    Additional
                                             Issued           Number of              Par             Paid-in
                                              Date              Shares              Value            Capital              Total
                                         --------------     --------------     --------------     --------------     --------------
    private placement                     9/15/98            1,000,000         $    1,000         $    1,500         $    2,500
    private placement                    12/31/98              750,000                750             74,250             75,000
                                                            ----------         ----------         ----------         ----------
    Balance                              12/31/98            1,750,000              1,750             75,750             77,500
                                                            ----------         ----------         ----------         ----------
    Balance                              12/31/99            1,750,000              1,750             75,750             77,500
                                                            ----------         ----------         ----------         ----------
    Balance, before
     forward split                        5/19/00            1,750,000         $    1,750         $   75,750         $   77,500
                                                            ==========         ==========         ==========         ==========
    2.5:1 forward split                   5/19/00            4,375,000              1,750             75,750             77,500
    Share exchange                       12/18/00            8,490,000              3,396               -                 3,396
                                                            ----------         ----------         ----------         ----------
    Balance                              12/31/00           12,865,000              5,146             75,750             80,896
    issued for cash                       2/7/01                10,000                  4              9,996             10,000
    issued for compensation               3/30/01               20,000                  8             19,992             20,000
    issued for cash                       4/6/01                11,000                  4             10,996             11,000
                                                            ----------         ----------         ----------         ----------
    Balance                               3/31/02           12,906,000         $    5,162         $  116,734         $  121,896
                                                            ==========         ==========         ==========         ==========

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


Note 10.  INCOME TAXES

          a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2000, disclosing no income taxes payable to the US Internal Revenue Service.

          b) There is a loss of $294,276 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 11.  FINANCIAL INSTRUMENTS

          The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued and due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 12.  PENSION AND EMPLOYMENT LIABILITIES

          The Company does not have liabilities as at March 31, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 13.  PROFIT SHARING AGREEMENT

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

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


Note 13.  PROFIT SHARING AGREEMENT (cont'd)

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

          (c)  Profit Sharing
               (i) Yu Cheung hereby agrees that 80% of the net profits of the Business (Profit Allocation) will be earned by DVC provided DVC raises the required working capital, as hereinafter defined, and provides the senior management, as hereinafter defined, for the Business. )
               (ii) Net Profits will be defined according to GAAP as determined by the auditor of the Business, approved by DVC.
               (iii) The parties agree that semi-annually Net Profits will be determined and 20% thereof, or such other amount agreed to by the parties, shall be retained by the Business as working capital and that the balance distributed to the parties on a 80/20 basis, 80% for DVC and 20% for Yu Cheung, respectively, at each parties option. Either party may choose to leave their portion of the Net Profits in the Business as addition to a loan account owed to that party by the Business.

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

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


Note 13.  PROFIT SHARING AGREEMENT (cont'd)

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

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


Note 13.  PROFIT SHARING AGREEMENT (cont'd)

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

          As at March 31, 2002, Mr. Edward Chen, a Director of the Company paid $56,774 (480,000 Chinese Yuan) to Yuxun on behalf of the Company. This amount was recorded as an investment and advance to Yuxun Digital Hi-Tech Co. Ltd. and as a loan from related parties.

          The abovementioned joint venture has not been formed as yet due to inability of DVC to raise the $500,000 in capital as at March 31, 2002. This deal is being renegotiated.

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


Note 14.  CONSULTING AGREEMENT - BRIAN ROBERTS

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

                       DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                               (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    March 31, 2002
                                    (In US Dollars)
                                      (Unaudited)


Note 15.  PROPOSED DEBT FINANCING

          The Company has, in January, 2002 entered into negotiations with a group of seven company shareholders for loans totaling in the aggregate $300,000 US, non-interest bearing, for a term of twenty-four months, secured by promissory notes to be issued to each lender for the specific amounts borrowed by the Company.

          To March 31, 2002, $96,000 US has been advanced to the Company and is included in amounts advanced by related parties (see note 7).

Note 16.  PROPOSED ACQUISITION/PROPOSED CHANGE OF CONTROL

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

          iii) TGM also proposes to provide funds and technology to the project and business outlined in note 13, above.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended March 31, 2002 and March 31, 2001 and the Annual Report Form 10KSB filed by the Company on April 8, 2002 for the 2001 fiscal year.

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

Results of operations - comparison of the three month periods ended March 31, 2002 and March 31, 2001.

The Company is a development stage company and, through its wholly owned Chinese foreign enterprise Tianjin Navada Digital World Technologies Co. Ltd. ("WOFE"), will manage the operations of a Chinese domestic enterprise, CNTime Group, pursuant to the terms of a profit sharing agreement ("PSA") which provides for the Company to receive 80% of the profits from the operations of the Chinese venture with the Company required to provide certain agreed upon capital. In the event that the Company is unable to (i) provide the required capital or (ii) obtain an extension for providing the capital, the profit allocation under the PSA will be adjusted based on the percentage of capital actually contributed. The original PSA dated May 2000 was amended on May 31, 2001 and is currently being re-negotiated.

Formal Chinese business operations have not as yet commenced. There was no revenue for the quarter versus $3,766 in interest income earned during the comparable quarter in 2001. Expenses during the quarter, which included costs of operations of Digital Village World Technologies (Canada) Inc. ("DV-Canada"), which was acquired by the Company on December 18, 2000, were $25,619 as compared to $118,342 for the comparable period in 2001. The 2002 figure included a $2,841 provision for depreciation. As a result, for the quarter ended March 31, 2002, the Company had a net loss of $25,619, as compared to a loss of $114,576 for the same quarter of 2001.

General and administrative expenses were $25,619 for the three-month period ended March 31, 2002 versus $118,342 for the corresponding period in 2001. The expenses were primarily due to operating costs of DV-Canada which included expenditures of $4,990 for rental expenses, $1,332 in telephone and utilities costs, transfer agent fees of $3,455, and $6,257 for travel and promotion. The 2000 comparative quarterly period reflected costs of $6,049 for rental expenses, $11,824 for telephone and utility costs, $5,911 for transfer agent costs, and $14,055 for travel and promotion. Salaries and benefits expenses were $1,428 for the period ended March 31, 2002 against $26,457 in the corresponding period in 2001.

For the remainder of the current fiscal year, the Company expects to incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, costs related to launch of Chinese operations and continuation of the Canadian business. During the balance of the 2002 fiscal year, the Company expects to launch its Chinese operations coincident with the closing of a significant equity financing.

Liquidity and Capital Resources

The cash balance at the end of the period was $92,694 compared to $5,931 at March 31, 2001. For the period ended March 31, 2002, the Company's operating activities used cash of $44,578 compared to $99,923 in the comparable period for 2001.

Working capital was $21,061 as at March 31, 2002 versus $573 as at March 31,
2001.

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

None for the period.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the reporting period, no matters were submitted to a vote of security holders.

ITEM 5.   OTHER INFORMATION

None for the period


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a.   (i)   The following is a list of exhibits filed as part of this
                  quarterly filing on Form 10QSB.

            (ii)  Financial statements for the period ended March 31, 2002.

       b.   Filings on Form 8-K

            - none -

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL VILLAGE WORLD TECHNOLOGIES INC.

/s/ Yu Wen Cheng                           /s/ Peng Chen
_______________________________            _______________________________
Yu Wen Cheng, President                    Peng Chen, Director

Date:   May 14, 2002