Form 10QSB
period 2002-06-30
DIGITAL VILLAGE WORLD TECHNOLOGIES INC
filed 2002-08-16
CIK 1115911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

  X   Quarterly report under section 13 or 15(d) of the Securities Exchange Act
----
      of 1934 for the quarterly period ended June 30, 2002.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _______   No ______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2002, there were 12,906,000 common shares outstanding with a par value of $0.0004.

Transitional Small Business Disclosure Format (Check one):
Yes _______   No _______

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the registrant for the three-month and six month periods ended June 30, 2002 and June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim period presented.

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
Vancouver, BC  V7Y 1C6
--------------------------------------------------------------------------------




                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                        --------------------------------------



To the Directors and Shareholders of
Digital Village World Technologies, Inc.
(A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Digital Village World Technologies, Inc. (A Nevada Corporation) (A Development Stage Company) as of June 30, 2002 and June 30, 2001, and the Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders' Equity for the six month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of Digital Village World Technologies, Inc.


A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles
(GAAP).



                                                           /s/ Moen and Company

                                                           Chartered Accountants

Vancouver, British Columbia, Canada
August 12, 2002

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                             Consolidated Balance Sheets
                           June 30, 2002 and June 30, 2001
                                    (In US Dollars)
                                      (Unaudited)

                                                      2002            2001
                                                 --------------  --------------
                                       Assets
Current Assets
   Cash and cash equivalents (note 3)            $        4,520  $        8,828
   Accounts receivable (note 4)                           7,879          11,706
   Prepaid expenses and deposit                            -              5,107
                                                 --------------  --------------
                                                         12,399          25,641
                                                 --------------  --------------
Fixed Assets, at cost (note 2)                           65,783          83,028
   Less: accumulated depreciation                       (19,169)        (12,613)
                                                 --------------  --------------
                                                         46,614          70,415
                                                 --------------  --------------
Investment and advance in Yuxun Digital
   Hi-Tech Co. Ltd. (note 14)                            56,774            -
                                                 --------------  --------------
Goodwill, at cost (note 5)                               48,070          48,070
                                                 --------------  --------------
                                                $       163,857  $      144,126
                                                 ==============  ==============

                        Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued (note 6)        $        13,165  $        8,289
   Current portion of loan (note 8)                        -              6,811
                                                 --------------  --------------
                                                         13,165          15,100
                                                 --------------  --------------
Long-term Liabilities
   Due to related parties (note 7)                      347,341         174,934
   Loan payable (note 8)                                   -              6,811
                                                 --------------  --------------
                                                        347,341         181,745
                                                 --------------  --------------

Stockholders' Equity
   Capital stock (note 9)
     Authorized
      62,500,000 common shares at $0.0004
        par value
     Issued
      12,906,000 common shares - par value                5,162           5,162
      Paid in capital in excess of par
        value of stock                                  116,734         116,734
                                                 --------------  --------------
                                                        121,896         121,896
Deficit, accumulated during the development stage      (318,745)       (174,412)
Cumulative translation adjustment (note 2)                  200            (203)
                                                 --------------  --------------
                                                       (196,649)        (52,719)
                                                 --------------  --------------
                                                 $      163,857  $      144,126
                                                 ==============  ==============

Approved on behalf of the board:

/s/ Stephen E Dadson               , Director
-----------------------------------

/s/ Richard Wang                   , Director
-----------------------------------

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

                                             Cumulative From
                                              Inception Date                                  Six Months
                                             of Sep. 15, 1998     Quarter Ended                  Ended
                                                to June 30,          June 30,                   June 30,
                                                             -----------------------   -----------------------
                                                   2002            2002        2001          2002        2001
                                                ----------   ----------   ----------   ----------   ----------
Revenue
   Interest and other income                   $    7,791   $     -      $     -      $     -      $    3,766
                                               ----------   ----------   ----------   ----------   ----------

Administration Costs
   Advertising                                        712         -            -            -            -
   Bank charges and interest                        2,116           18          290           68          810
   Consulting                                      11,982         -            -            -           1,323
   Depreciation                                    19,169        2,840        6,758        5,681       12,107
   License, dues and insurance                      3,302         -            -           1,417         -
   Office costs                                     9,278          851          927        2,832        4,105
   Rentals and leases                              37,647        5,933        8,362       10,923       14,411
   Professional fees                               81,007       15,212          800       17,080       24,476
   Salary and benefits                             56,991         -           9,798        1,428       36,255
   Stock-based compensation                        20,000         -            -            -          20,000
   Telephone and utilities                         19,355        1,530        1,995        2,862       13,819
   Transfer agent and filing fees                  20,248       (7,188)        -          (3,733)       5,911
   Travel and promotion                            39,019        5,273        7,817       11,530       21,872
   Loss on disposition of fixed assets              5,710         -            -            -            -
                                               ----------   ----------   ----------   ----------   ----------
                                                  326,536       24,469       36,747       50,088      155,089
                                               ----------   ----------   ----------   ----------   ----------
Net profit (loss) for the period               $ (318,745)  $  (24,469)  $  (36,747)  $  (50,088)  $ (151,323)
                                               ==========   ==========   ==========   ==========   ==========

Basic and diluted profit (loss) per share                   $    (0.00)  $    (0.00)  $    (0.00)  $    (0.01)
                                                            ==========   ==========   ==========   ==========
Weighted average number of
   common shares used to
   compute basic and fully
   diluted loss per share                                   12,906,000   12,902,366   12,906,000   12,888,666
                                                            ==========   ==========   ==========   ==========



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

                                             Cumulative From
                                              Inception Date                                  Six Months
                                             of Sep. 15, 1998     Quarter Ended                  Ended
                                                to June 30,          June 30,                   June 30,
                                                             -----------------------   -----------------------
                                                   2002            2002        2001          2002        2001
                                                ----------   ----------   ----------   ----------   ----------
Retained earnings (deficit),
   beginning of period                         $     -      $ (294,276)  $ (137,665)  $ (268,657)  $  (23,089)

Net profit (loss) for the period                 (318,745)     (24,469)     (36,747)     (50,088)    (151,323)
                                               ----------   ----------   ----------   ----------   ----------
Retained earnings (deficit),
   end of period                               $ (318,745)  $ (318,745)  $ (174,412)  $ (318,745)  $ (174,412)
                                               ==========   ==========   ==========   ==========   ==========

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

                                             Cumulative From
                                              Inception Date                                  Six Months
                                             of Sep. 15, 1998     Quarter Ended                  Ended
                                                to June 30,          June 30,                   June 30,
                                                             -----------------------   -----------------------
                                                   2002            2002        2001          2002        2001
                                                ----------   ----------   ----------   ----------   ----------
Cash derived from (used for)
   Operating activities
     Net profit (loss) for the period          $ (318,745)  $  (24,469)  $  (36,747)  $  (50,088)  $ (151,323)
     Items not requiring use of cash
       Depreciation                                19,169        2,840        6,758        5,681       12,107
     Cumulative translation adjustment                200         (198)         149           20          265
     Changes in non-cash
      working capital items
       Accounts receivable                         (7,879)        (813)        -          (3,006)      (1,386)
       Prepaid expenses and deposit                  -            -            -            -          (5,107)
       Accounts payable and accrued                13,165      (15,534)      (7,071)     (35,359)     (11,390)
                                               ----------   ----------   ----------   ----------   ----------
                                                 (294,090)     (38,174)     (36,911)     (82,752)    (156,834)
                                               ----------   ----------   ----------   ----------   ----------
Financing activities
   Issuance of shares                             121,896         -          11,000         -          41,000
   Loan payable                                      -            -          (1,703)        -          (3,406)
   Due to related parties                         347,341         -          30,511       84,989       30,511
                                               ----------   ----------   ----------   ----------   ----------
                                                  469,237         -          39,808       84,989       68,105
                                               ----------   ----------   ----------   ----------   ----------
Investing activities
   Capital assets purchased                       (65,783)        -            -            -            -
   Investment and advance                         (56,774)        -            -            -            -
   Goodwill                                       (48,070)        -            -            -            -
                                               ----------   ----------   ----------   ----------   ----------
                                                 (170,627)        -            -            -            -
                                               ----------   ----------   ----------   ----------   ----------
Cash and cash equivalents, increase
  (decrease) during the period                      4,520      (38,174)       2,897        2,237      (88,729)
Cash and cash equivalents,
  beginning of period                                -          42,694        5,931        2,283       97,557
                                               ----------   ----------   ----------   ----------   ----------
Cash and cash equivalents,
  end of period                                $    4,520   $    4,520   $    8,828   $    4,520   $    8,828
                                               ==========   ==========   ==========   ==========   ==========

       See Accompanying Notes and Independent Accountants' Review Report

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                    Statement of Changes in Stockholders' Equity
           From Date of Inception on September 15, 1998 to June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)

                                                                                         Deficit Accum-
                                             Number of           Additional     Total      ulated During                 Total
                                              Common       par     Paid-in     Capital     The Develop-  Cumulative   Stockholders'
                                              Shares      Value    Capital      Stock      ment Stage    Translation     Equity
                                           ----------------------------------------------------------------------------------------
9/15/98 issuance of common
 stock for cash                             1,000,000    $1,000   $  1,500    $  2,500    $    -         $    -       $   2,500

12/31/98 issuance of common
 stock for cash                               750,000       750     74,250      75,000         -              -          75,000

Net loss for the year ended
 December 31, 1998                               -         -          -           -            (737)          -            (737)
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 1998                  1,750,000     1,750     75,750      77,500         (737)          -          76,763

Net loss for the year ended
 December 31, 1999                               -         -          -           -         (12,534)          -         (12,534)
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 1999                  1,750,000     1,750     75,750      77,500      (13,271)          -          64,229

Balance, May 19, 2000
 before forward split                       1,750,000     1,750     75,750      77,500      (13,271)          -          64,229
                                           ========================================================================================

05/19/00 2.5 to 1 forward split             4,375,000     1,750     75,750      77,500      (13,271)          -          64,229

12/18/00 share exchange                     8,490,000     3,396       -          3,396         -              -           3,396

Net loss for the year ended
 December 31, 2000                               -         -          -           -          (9,818)          -          (9,818)

Cumulative translation                           -         -          -           -            -              (468)        (468)
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 2000                 12,865,000     5,146     75,750      80,896      (23,089)          (468)      57,339

2/7/01 issuance of common
 stock for cash                                10,000         4      9,996      10,000         -              -          10,000

3/30/01 issuance of common
 stock for compensation                        20,000         8     19,992      20,000         -              -          20,000

4/6/01 issuance of common
 stock for cash                                11,000         4     10,996      11,000         -              -          11,000

Net loss for year ended
 December 31, 2001                               -         -          -           -        (245,568)          -        (245,568)

Cumulative translation                           -         -          -           -            -               648          648
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 2001                 12,906,000     5,162    116,734     121,896     (268,657)           180     (146,581)

Net loss for six months ended
 June 30, 2002                                   -         -          -           -         (50,088)          -         (50,088)

Cumulative translation                           -         -          -           -            -                20           20
                                           ----------------------------------------------------------------------------------------
Balance, June 30, 2002                     12,906,000    $5,162   $116,734    $121,896    $(318,745)     $     200    $(196,649)
                                           ========================================================================================



       See Accompanying Notes and Independent Accountants' Review Report

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



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

                Assets
                 Cash and cash equivalents                      $      56,725
                 Accounts receivable                                   10,285
                 Fixed assets, net                                     83,028
                                                                -------------
                                                                      150,038
                                                                -------------
                Liabilities
                 Accounts payable                                      13,161
                 Current portion of loan                                6,811
                 Due to related company                                20,000
                 Due to related parties                               144,423
                                                                -------------
                                                                      184,395
                 Long-term loan                                        10,785
                                                                -------------
                                                                      195,180
                                                                -------------
                Net assets (liabilities)                              (45,142)
                Cumulative translation, included in above,
                  Booked in stockholders' equity of the Company           468
                                                                -------------
                                                                      (44,674)
                Goodwill on acquisition (note 5)                       48,070
                                                                -------------
                Issuance of 8,490,000 common shares
                  at par value                                  $       3,396
                                                                =============

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



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

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



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

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



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

          As at June 30, 2002, the fixed assets and accumulated depreciation are as follows:

                                                                       Accumulated  Net Book
                                             At Cost                  Depreciation   Value
                               -----------------------------------
                               12/31/01      6/30/01       6/30/02      6/30/02     6/30/02
                               ----------   ----------   ----------   ----------   ----------
          Office equipment     $    5,430   $    5,430   $    5,430   $    6,064   $     (634)
          Vehicles                 11,105       28,350       11,105       (2,055)      13,160
          Computer equipment       49,248       49,248       49,248       15,160       34,088
                               ----------   ----------   ----------   ----------   ----------
                               $   65,783   $   83,028   $   65,783   $   19,169   $   46,614
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

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



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

          An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                        Six Months Ended
                                                           June 30,
                                                 ----------------------------
                                                      2002           2001
                                                 -------------  -------------

          Beginning balance                      $         180  $        (468)
          Change during the period                          20            265
                                                 -------------  -------------
          Ending balance                         $         200  $        (203)
                                                 =============  =============

          The effect of exchange rate changes on cash balances forms part of the reconciliation of change in cash and cash equivalents during the period.

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          Revenue Recognition

          The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. When the Company has revenue, the Company will perform a review of its revenue recognition policies and determine that it is in compliance with SAB 101.

Note 3.   CASH AND CASH EQUIVALENTS - $4,520

          The total for cash and cash equivalents as at June 30, 2002, is made up as follows:

          Cash in bank current accounts            $      2,675
          Cash in lawyer's trust account                  1,845
                                                   ------------
          Total                                    $      4,520
                                                   ============

Note 4.   ACCOUNTS RECEIVABLE - $7,879

          The accounts receivable balance of $7,879 as at June 30, 2002 is Canadian Goods and Services Taxes refundable. $4,732 was subsequently received on August 9, 2002.

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

Note 6.   ACCOUNTS PAYABLE - $13,165

          Details of the total of accounts payable and accrued as at June 30, 2002, are as follows:

          Frascona, Joiner, Goodman and Greenstein, P.C.   $      2,323
          Moen and Company                                        4,862
          Loeb & Loeb LLP                                           756
          Resident Agents of Nevada, Inc.                           197
          RR Donnelley Receivables, Inc.                          5,027
                                                           ------------
          Total                                            $     13,165
                                                           ============

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



Note 7.   RELATED PARTY TRANSACTIONS - $347,341

          The amount of $144,423 is due to a related party, Tianjin Teda Yu Cheng Group. The amount of $202,918 is due to Directors of the Company as at June 30, 2002 for loans that they have advanced to the Company. These amounts are unsecured, non interest bearing, with no specific terms of repayment, but in any event no earlier than June 30, 2003, and accordingly are classified as long-term liabilities. The comparative amount was previously disclosed as a current liability at June 30, 2001, and is restated in these financial statements.

Note 8.   LEASE OBLIGATIONS

          a)   Vehicle Lease
               On January 19, 2000, DVC entered into a 36 month lease with Lansdowne Dodge City Ltd. for a vehicle to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

                       2002   CAD$   4,000
                       2003   CAD$     667

          b)   Lease of Premises
               DVC has lease obligations for office premises for the next 12 months for CAD$25,369.

Note 9.   CAPITAL STOCK
          a) Authorized: 62,500,000 common shares with a par value of $0.0004 per share.
          b) Issued and outstanding common shares as at June 30, 2002, are as follows:

                                                                                                    Additional
                                             Issued           Number of              Par             Paid-in
                                              Date              Shares              Value            Capital              Total
                                         --------------     --------------     --------------     --------------     --------------
    private placement                     9/15/98            1,000,000         $    1,000         $    1,500         $    2,500
    private placement                    12/31/98              750,000                750             74,250             75,000
                                                            ----------         ----------         ----------         ----------
    Balance                              12/31/98            1,750,000              1,750             75,750             77,500
                                                            ----------         ----------         ----------         ----------
    Balance                              12/31/99            1,750,000              1,750             75,750             77,500
                                                            ----------         ----------         ----------         ----------
    Balance, before
     forward split                        5/19/00            1,750,000         $    1,750         $   75,750         $   77,500
                                                            ==========         ==========         ==========         ==========
    2.5:1 forward split                   5/19/00            4,375,000              1,750             75,750             77,500
    Share exchange                       12/18/00            8,490,000              3,396               -                 3,396
                                                            ----------         ----------         ----------         ----------
    Balance                              12/31/00           12,865,000              5,146             75,750             80,896
    issued for cash                       2/7/01                10,000                  4              9,996             10,000
    issued for compensation               3/30/01               20,000                  8             19,992             20,000
    issued for cash                       4/6/01                11,000                  4             10,996             11,000
                                                            ----------         ----------         ----------         ----------
    Balance                               6/30/02           12,906,000         $    5,162         $  116,734         $  121,896
                                                            ==========         ==========         ==========         ==========

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



Note 10.  INCOME TAXES

          a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2000, disclosing no income taxes payable to the US Internal Revenue Service.

          b) There is a loss of $318,745 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

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

Note 12.  PENSION AND EMPLOYMENT LIABILITIES

          The Company does not have liabilities as at June 30, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



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

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



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

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



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

          Mr. Edward Chen, who resigned on May 15, 2002 as Director of the Company has paid $56,774 (480,000 Chinese Yuan) to Yuxun on behalf of the Company. This amount was recorded as an investment and advance to Yuxun Digital Hi-Tech Co. Ltd. and as a loan from related parties.

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



Note 13.  PROFIT SHARING AGREEMENT (cont'd)

          The abovementioned joint venture has not been formed as yet due to inability of DVC to raise the $500,000 in capital as at June 30, 2002. This deal is being renegotiated.

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

                        DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
                                (A Nevada Corporation)
                            (A Development Stage Company)
                      Notes to Consolidated Financial Statements
                                    June 30, 2002
                                    (In US Dollars)
                                      (Unaudited)



Note 15.  PROPOSED DEBT FINANCING

          The Company has, in January, 2002 entered into negotiations with a group of seven company shareholders for loans totaling in the aggregate $300,000 US, non-interest bearing, for a term of twenty-four months, secured by promissory notes to be issued to each lender for the specific amounts borrowed by the Company.

          To June 30, 2002, $96,000 US has been advanced to the Company and is included in amounts advanced by related parties (see note 7).

Note 16.  PROPOSED ACQUISITION/PROPOSED CHANGE OF CONTROL

          Subsequent to June 30, 2002, the Company entered into an Asset Purchase Agreement ( the "Agreement") with Beijing Super Energy Yu Heng Technology Developments Co. Ltd. ("Super Energy"). Pursuant to the Agreement, the Company would acquire all of the assets of Super Energy Yu Hen Co. Ltd, a 100% owned subsidiary of Super Energy in exchange for 12,000,000 shares of the Company, representing approximately 48.18 percent of the outstanding shares of the Company. Closing of the Agreement would result in a change in control of the Company. As of the date of this filing, the Agreement had not been closed.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month and six month periods ended June 30, 2002 and June 30, 2001 and the Annual Report Form 10KSB filed by the Company on April 8, 2002 for the 2001 fiscal year.

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

Results of operations - comparison of the three and six month periods ended June 30, 2002 and June 30, 2001.

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

Formal Chinese business operations have not as yet commenced. There was no revenue for the quarter and also no revenue earned during the comparable quarter in 2001. Expenses during the quarter, which included costs of operations of Digital Village World Technologies (Canada) Inc. ("DV-Canada"), which was acquired by the Company on December 18, 2000, were $24,469 as compared to $36,747 for the comparable period in 2001. The 2002 figure included a $2,840 provision for depreciation. As a result, for the quarter ended June 30, 2002, the Company had a net loss of $24,469, as compared to a loss of $36,747 for the same quarter of 2001.

General and administrative expenses were $24,469 for the three-month period ended June 30, 2002 versus $36,747 for the corresponding period in 2001. The expenses were primarily due to operating costs of DV-Canada which included expenditures of $5,933 for rental expenses, $1,530 in telephone and utilities costs, a credit balance for transfer agent fees of <$7,188>, and $5,273 for travel and promotion. Professional fees for the quarter were $15,212 as against $800 during the 2001 quarter. The 2001 comparative quarterly period reflected costs of $8,362 for rental expenses, $1,995 for telephone and utility costs, nil for transfer agent costs, and $7,817 for travel and promotion. Salaries and benefits expenses were nil for the period ended June 30, 2002 against $9,798 in the corresponding period in 2001.

During the six-month period ended June 30, 2002, expenses totaled $50,088 which included $10,923 for rental expenses, $2,862 in telephone and utilities costs, an overall credit amount of <$3,733> for transfer agent costs and $11,530 for travel and promotion. The 2001 comparative six-month period reflected costs of $14,411 for rental expenses, $13,819 in telephone and utilities costs, $5,911 for transfer agent fees and $21,872 for travel and promotion. Salaries and benefits were $1,428 for the six-month period ended June 30, 2002 against $36,258 in the comparable period in 2001. Professional fees for the 2002 six-month period totaled $17,080 as against $24,476 in the 2001 comparative period. Revenues for the six-month period ended June 30, 2002 were nil as compared to $3,766 during the comparable six-month period in 2001.

For the remainder of the current fiscal year, the Company expects to incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 and costs related to launch of Chinese operations. During the balance of the 2002 fiscal year, the Company expects to launch its Chinese operations coincident with the closing of a significant equity financing.

Liquidity and Capital Resources

The cash balance at the end of the period was $4,520 compared to $8,828 at June 30, 2001. Accounts receivable at June 30, 2002 were $7,879 and there were no pre-paid expenses. Comparative figures for June 30, 2001 were $11,706 and $5,107. For the three-month period ended June 30, 2002, the Company's activities used cash and cash equivalents of $38,174 compared to a net increase in cash of $2,897 in the comparable period for 2001. For the six-month period ended June 30, 2002, the Company's activities increased cash by $2,237 compared to a usage of $88,729 in the comparable period in 2001.

Working capital was <$766> as at June 30, 2002 versus $10,541 as at June 30,
2001.

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

ITEM 5.   OTHER INFORMATION

On July 23, 2002, the Company entered into an Asset Purchase Agreement (the "Agreement") with Beijing Super Energy Yu Heng Technology Developments Co. Ltd. ("Super Energy"). Puruant to the Agreement, the Company would acquire all of the assets of Super Energy Yu Hen Co. Ltd, a 100% owned subsidiary of Super Energy in exchange for 12,000,000 shares of the Company, representing approximately
48.18 percent of the outstanding shares of the Company. Closing of the Agreement would result in a change in control of the Company. As of the date of this filing, the Agreement had not been closed.

During the quarter on May 15, 2002, Peng Chen, a director and Vice President of the Company, resigned his positions for personal reasons.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   (i)   The following is a list of exhibits filed as part of this
           quarterly filing on Form 10QSB.

           -   Financial statements for the period ended June 30, 2002.

b.   Filings on Form 8-K

           - none -

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Digital Village World Technologies, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Stephen Dadson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Stephen Dadson
-------------------------------------------
Stephen Dadson
Chief Executive Officer
August 12, 2002

                                                                    Exhibit 99.2

                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                               AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Digital Village World Technologies, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Richard Wang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Richard Wang
-------------------------------------------
Richard Wang
Chief Financial Officer
August 12, 2002



                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL VILLAGE WORLD TECHNOLOGIES INC.

/s/ Yu Wen Cheng                           /s/ Richard Wang

-------------------------------------      -------------------------------------
Yu Wen Cheng, President                    Richard Wang, Director

Date:   August 14, 2002