Form 10QSB
period 2002-09-30
SUPER ENERGY INVESTMENTS CORP
filed 2002-11-18
CIK 1115911

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

X	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

__	Transaction report under section 13 or 15(d) of the Securities Exchange Act of
1934 for the transition period from ________ to __________.

Commission File No.: 0-30851

SUPER ENERGY INVESTMENTS CORPORATION
(Name of small business in its charter)

Nevada	88-0404114
(State or other Jurisdiction of Incorporation)	(IRS Employer Id. No.)

Suite # 380 - 1200 W. 73rd Avenue
Vancouver, British Columbia
Canada V6P 6G5
(Address of Principal Office)

Issuer’s telephone number: (604) 267-1999

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At September 30, 2002, there were 24,906,000 common shares outstanding with a par value of $0.0004.

Transitional Small Business Disclosure Format (Check one):
Yes _______ No ___X____

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the Company for the three- month and nine month periods ended September 30, 2002 and September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results fo r the interim period presented.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604) 662-8899
701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Directors and Shareholders of
Super Energy Investments Corporation
(formerly Digital Village World Technologies, Inc.)
(A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Super Energy Investments Corporation (formerly Digital Village World Technologies, Inc.) (A Nevada Corporation) (A Development Stage Company) as of September 30, 2002 and September 30, 2001, and the Consolidated Statements of Operations, Retained Earnings (Deficit), Cash Flows and Changes in Stockholders’ Equity for the nine month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of Super Energy Investments Corporation

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles (GAAP).

“Moen and Company”

Chartered Accountants

Vancouver, British Columbia, Canada
November 12, 2002

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2002 and September 30, 2001
(In US Dollars)
(Unaudited)

		September 30,

		2002	2001

Current Assets	Assets
	Cash and cash equivalents	$249,686	$10,899
	Accounts receivable	4,366	4,354
	Inventory	118,300	--
	Prepaid expenses and deposit	300,892	5,107

	Total Current Assets	673,244	20,360

	Fixed Assets, at cost
	Less accumulated depreciation (note 2)	364,885	63,657
	Intangible Assets, Technologies, Patents & Licences	12,554,036	--
	Property and plant under construction	3,819,205	--
	Deferred Costs, less accumulated amortization	221,447	--
	Goodwill, at cost (note 3)	48,070	48,070

	Total Assets	$17,680,887	$132,087

	Liabilities and Stockholders' Equity

	Current Liabilities
	Accounts payable and accrued	$262,902	$50,275
	Current portion of loan	--	6,811

	Total Current liabilities	262,902	57,086

	Long-term Liabilities
	Due to related parties (note 4)	353,078	194,481
	Loan payable	--	5,108

		353,078	199,589

	Total Liabilities	615,980	256,675

	Minority Interests	328,888	--

	Stockholders' Equity
	Capital stock (note 6)
	Authorized
	62,500,000 common shares at $0.0004 par value
	Issued
	24,906,000 common shares - par value (12,906,000 shares - 2001)	9,962	5,162
	Paid in capital in excess of par value of stock	17,120,469	116,734

		17,130,431	121,896
	Deficit, accumulated during the development stage	(394,539)	(246,281)
	Cumulative translation adjustment (note 2)	127	(203)

	Total Stockholders' Equity	16,736,019	(124,588)

	Total Liabilities and Stockholders' Equity	$17,680,887	$132,087

Approved on behalf of the Company:

"Mr. Chen Zhiqing"	, Chief Executive Officer

"Ms. Ni Jinrong"	, Chief Financial Officer

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

	Cumulative From Inception Date on Sep. 15, 1998 to Sep. 30,	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2002	2001	2002	2001

Revenue
Interest and other income	$8,368	$577	$171	$577	$3,937

Administration Costs
Advertising	712	--	--	--	--
Bank charges and interest	2,167	51	625	119	1,435
Consulting	11,982	--	4,655	--	5,978
Depreciation	22,104	2,935	6,758	8,616	18,865
License, dues and insurance	3,302	--	900	1,417	900
Office costs	11,276	1,998	1,151	4,830	5,256
Rentals and leases	43,147	5,500	4,240	16,423	18,651
Professional fees	88,238	7,231	23,234	24,311	47,710
Salaries and benefits	56,991	--	8,425	1,428	44,680
Stock-based compensation	20,000	--	--	--	20,000
Telephone and utilities	20,755	1,400	1,878	4,262	15,697
Transfer agent and filing fees	20,730	482	16,509	(3,251)	22,420
Travel and promotion	39,019	--	3,665	11,530	25,537
Loss on disposition of fixed assets	5,710	--	--	--	--
Write off investment and advance in
Yuxun Digital Hi-Tech Co. Ltd.	56,774	56,774	--	56,774	--

	402,907	76,371	72,040	126,459	227,129

Net profit (loss) for the period	$(394,539)	$(75,794)	$(71,869)	$(125,882)	$(223,192)

Basic and diluted profit (loss) per share		$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of
common shares used to
compute basic and fully
diluted loss per share		20,906,000	12,902,366	12,906,000	12,888,666

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Retained Earnings
(Deficit)
(In US Dollars)
(Unaudited)

	Cumulative From Inception Date on Sep. 15, 1998 to Sep. 30,	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2002	2001	2002	2001

Retained earnings (deficit),
beginning of period	$ --	$(318,745)	$(174,412)	$(268,657)	$(23,089)

Net profit (loss) for the period	(394,539)	(75,794)	(71,869)	(125,882)	(223,192)

Retained earnings (deficit),
end of period	$(394,539)	$(394,539)	$(246,281)	$(394,539)	$(246,281)

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORATION
FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

	Cumulative From
	Inception Date			Nine Months
	on Sep. 15, 1998	Quarter Ended		Ended
	to Sep. 30,	September 30,		September 30,

	2002	2002	2001	2002	2001

Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$(394,539)	$(75,794)	$(71,869)	$(125,882)	$(223,192)
Items not requiring use of cash
Write off investment and advance in
Yuxun Digital Hi-Tech Co. Ltd.	56,774	56,774	--	56,774	--
Deferred costs	(221,447)	(221,447)	--	(221,447)	--
Shares issued for acquisition	3,896	--	--	--	--
Depreciation	22,104	2,935	6,758	8,616	18,865
Stock based compensation	20,000	--	--	--	20,000
Cumulative translation adjustment	127	(73)	--	(53)	265
Changes in non-cash
working capital items
Accounts receivable	(4,366)	3,513	7,352	507	5,966
Prepaid expenses and deposit	(300,892)	(300,892)	--	(300,892)	(5,107)
Inventory	(118,300)	(118,300)	--	(118,300)	--
Accounts payable and accrued	262,902	249,737	41,986	214,378	30,596

	(673,741)	(403,547)	(15,773)	(486,299)	(152,607)

Financing activities
Issuance of shares for cash	98,000	--	--	--	21,000
Loan payable	--	--	(1,703)	--	(5,109)
Due to related parties	353,078	5,737	19,547	90,726	50,058

	451,078	5,737	17,844	90,726	65,949

Investing activities
Capital contribution on acquisition - net	520,419	642,976	--	642,976	--
Goodwill	(48,070)	--	--	--	--

	472,349	642,976	--	642,976	--

Cash and cash equivalents, increase
(decrease) during the period	249,686	245,166	2,071	247,403	(86,658)
Cash and cash equivalents,
beginning of period		4,520	8,828	2,283	97,557

Cash and cash equivalents,
end of period	$249,686	$249,686	$10,899	$249,686	$10,899

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

From Date of Inception on September 15, 1998 to September 30, 2002 (In U.S. Dollars) (Unaudited)

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 15, 1998, as Body Concepts, Inc. On May 25, 2000 the Company changed its name from Body Concepts, Inc. to Digital Village World Technologies, Inc. By Directors’ Resolution dated August 16, 2002 and confirmation of name change from the Secretary of State of State of Nevada, USA, the Company changed its name to Super Energy Investments Corporation.

ACQUISITION AND CHANGE OF CONTROL

On August 16, 2002, the Company entered into an Asset Purchase Agreement (the "Agreement") with Beijing Super Energy Yu Heng Technology Developments Co. Ltd. ("Beijing Super Energy"), a party at arms length to the Company. Pursuant to the Agreement, the Company acquired assets, as discussed below, in exchange for 12,000,000 shares of the Company, at a price of $1.36 per share for consideration of $16,373,241, representing approximately 48.18 percent of the outstanding shares of the Company, after issuance of the shares for this asset purchase.

Assets acquired at appraisal values, as between both parties,
on an arms length basis, are as follows:	RMB	US$

Intangible Assets
Technology, patents and licences	104,198,500	$12,554,036

Property, and plant under construction	31,669,400	3,819,205

	135,867,900	$16,373,241

Agreements related to the assets acquired are as follows:

Agreements of Beijing Global Health Products Technology Co. Ltd. (“BGHP”) which is a Chinese Foreign Controlled Company formed in PRC and which is also a wholly-owned subsidiary of Super Energy Investments Corporation.

(a)

Loan Agreement

On July 29, 2002, Beijing Super Energy Yu Heng Technology Developments Co. Ltd. (“YUHENG”), a Company incorporated under the laws of China, borrowed from Huaxia Bank of Beijing 20Million RMB for the term of one year, maturing on July 28, 2003, with interest at the rate of 6.903% per annum.

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS (cont’d)

Yu Heng and another Company have guaranteed repayment of the loan.

By agreement dated September 29, 2002, Yu Heng agrees to lend and BGHHP agrees to borrow the abovementioned 20M RMB on the same terms and conditions Yu Heng has with the Bank; namely, interest at the rate of 6.903% per annum, with principal maturing one year from the date the loan was received from the Bank by Yu Heng.

(b)

Filter Supply Agreement

By Agreement dated September 29, 2002, between Heavy-Ion Science and Technology Co. Ltd. (“HI”), a Company incorporated under the Laws of China, and BGHP, the terms and conditions of the agreement are as follows:
Whereas:

	A.	HI is the owner of Beijing Super Energy Yu Heng Technology Developments Co. Ltd. (Yu Heng), which is the controlling shareholder of BGHP’s parent, Super Energy Investments Corporation (“SE”).
	B.	Yu Heng sold its medical products assets (“Assets”) to SE by an agreement effective on August 16th 2002 (“Agreement”)
	C.	The sale of the Assets was conditional upon HI providing BGHP unconditional, continuing and exclusive access, to HI’s proprietary IV medical filter film (“Film”);
	D.	The condition was not adequately described in the Agreement and accordingly the parties wish to enter this agreement for greater certainty.

The Agreement therefore has the following terms and conditions:

	1.	HI warrants and represents to SE:

	(i)	It has developed the Film;
	(ii)	It has the sole access to the equpment that is capable of manufacturing Film in China through an exclusive arrangement in China, namely the tandem accelerator owned and operated by the China Atomic Energy Institute (CAEI);
	(iii)	It is not selling the Film to another firm or business save to BGHP; and
	(iv)	It is continuing to undertake research and development to advance better and less expensive ways to mass produce film for medical purposes with the CAEI (“R&D”)

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS (cont’d)

	2.	HI covenants and agrees that:

	(i)	it will only sell the Film to BGHP without markup and at its cost;
	(ii)	It will provide BGHP’s auditors, if required, such documents as may be required to confirm the actual costs to produce the Film;
	(iii)	It will produce as much Film as required by BGHP; and
	(iv)	Any new film products developed by HI or its subsidiaries will for the purpose of this agreement be treated as Film as defined herein.

	3.	BGHP convents and agrees with HI that:

	(i)	It will buy the Film from HI or Yu Heng as required;
	(ii)	It will financially support the R&D provided HI provides BGHP a proper description of the R&D to be undertaken and a budget of the anticipated costs of such R&D; and
	(iii)	It will not acquire a film equivalent to the Film from other third parties without the consent of HI.

	4.	The parties agree that any inventions or new knowledge that is gained by the R&D will be jointly owned by HI and SE unless otherwise agreed.

	5.	The parties agree that they will enter such further agreements or amendments that may be required to give further clarity to this agreement.

	6.	This Agreement shall enure to the benefit of and be binding upon the parties and, as applicable, their respective heirs, executors, administrators, successors and assigns.

(c)

Sublease Agreement

By Sublease Agreement dated September 29, 2002, Yu Heng agrees to sublease to BGHP certain space (Premises) at 19/F Dahangjiye Building No 33 North Renda Road Beijing 100080 to BGHP. Yu Heng has the rights under lease to sublease all or part of the Premises to a third party and Yu Heng has agreed to sublease the Premises to BGHP in accordance with the terms of that agreement.

The lease dated June 30, 2001 is for five years at 110,689RMB per month, for a total of 1,328,278RMB per annum, equivalent to approximate $13,336US per month and $160,034US per annum.

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS (cont’d)

In accordance with the sublease, the parties agree as follows:

1.	Yu Heng hereby agrees to lease the Premises to BGHP under the same terms and conditions of the lease save that the term of the sublease will commence on Jan 1st 2003 or such other date the parties may otherwise agree.
2.	BGHP agrees to assume the obligations under the lease as of January 1st 2003 as if it were Yu Heng
3.	Yu Heng agrees that BGHP will have rights to use the Premises prior to Jan 1st 2003, if required, at no cost.

Obligations under the Lease are as follows:
2003	$160,034
2004	160,034
2005	160,034
2006	66,680

$546,782

(d)	Transitional Insurance Endorsement By Agreement dated September 29, 2002, between Yu Heng and BGHP, the parties entered into an agreement relating to insurance coverage, as follows: Whereas:

	A.	Yu Heng sold its IV production assets (“Assets”) to BGHP’s parent by agreement dated August 16, 2002;

	B.	The Assets are protected against certain possible losses under various insurance policies;

	C.	Until the registration of the change of ownership of the Assets is completed the insurable interests under the Policies remains with Yu Heng;

	D.	BGHP requires assurances that its interests in the Assets are protected by the Policies and accordingly Yu Heng has agreed to enter this Agreement.

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS (cont’d)

Now therefore this Agreement witness as follows: Now therefore this Agreement witness as follows:
	1.	Yu Heng represents that the Policies are in force and that the Assets are protected against typically insurable events.
	2.	Yu Heng covenants that until the registration of the Assets is completed that it will maintain the Policies in good standing and that once the Assets are registered in BGHP’s name it will take steps to have the Policies transferred to the new owner of the Assets.

(e)

Technology Licensing Contract

By technology licensing contract of August 16, 2002, Beijing Super Energy Heavy Ion Science of Technology Co. Ltd., as Licensor, licensed to Beijing Global Health Products Co. Ltd., as Licensee, the technology that the Licensor has developed described as a liquid medicine filter used in the disposable transfusion system, including the Utility Models Patent Certificate for the liquid medical filter by the State Intellectual Right Bureau with the reference number ZL 01-2-68123-7.

The main terms and conditions of this licensing contract are as follows:
	1.	Term of the contract is for a period of twenty years.
	2.	Total royalty payable to the Licensor is RMB 1 Yuan
	3.	If the Licensee makes any improvement to the Technology, the intellectual property right to the improvement shall belong to the Licensee.
	4.	The Licensor undertake that during the terms of this Contract, it shall not (i) use the Technology for any purpose; (ii) transfer the patent to the Technology to any third party (whether free of charge or not); (iii) create any pledge over the patent to the Technology in favour of any third party; or (iv) grant license to, or permit any third party to use the Technology in whatever manner.
	5.	The Licensor shall provide the Licensee with such advice, assistance and information relating to the Technology as required by the Licensee from time to time.
	6.	The Licensee shall be responsible for maintaining the quality standard of the products manufactured by using the Technology and shall use the Technology in accordance with specifications thereof. If at any time the Licensor determines that the Licensee is not in compliance with its obligations hereunder, the Licensor shall notify the Licensee of the deficiencies that it believes exists.

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS (cont’d)

(e)	Technology Licensing Contract (cont’d)

	7.	The Licensor agrees that the Licensee may purchase the title of the patent to the Technology (including any improvements thereto made by the Licensor) from the Licensor at any time during the term of this Contract by means of notifying the Licensor in writing. Upon receiving the said notice, the Licensor shall take all necessary actions (including but not limited to signing relevant transfer agreement and carrying out patent transfer formalities with the State Intellectual Property Right Bureau) to complete the transfer of the patent. The Licensor and the Licensee agree that the consideration for the above patent transfer shall be RMB 1 Yuan.

	8.	If, during the term of this Contract, the Licensee exercises its right to purchase the patent to the Technology in accordance with above, this Contract shall be automatically terminated when the Licensee has obtained the Invention Patent Certificate to the Technology under its own name. If the Licensee does not exercise its right to purchase the patent, it will at its own discretion decide whether to extend the term of this Contract one month prior to the expiration of this Contract by notifying the Licensor in writing.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

In accordance with US GAAP under ARB-51, and as amended by FAS 94, consolidated financial statements must be used in substantially all cases in which a parent directly or indirectly controls the majority voting interest (over 50%) of a subsidiary.

A subsidiary Company’s retained earnings created prior to the date of its acquisition cannot be considered part of the consolidated retained earnings of the parent company and its subsidiaries.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Digital Village World Technologies (Canada) Inc., and Beijing Global Health Products Technology Co. Ltd. (“BGHP”) and BGHP’s 60% owned subsidiary Liu An Da Yu Medical Apparatus Co. Ltd. and BGHP’s 75% owned subsidiary Beijing Yu Sheng Medical Equipment Development Co. Ltd.

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Minority interests are disclosed separately, as liabilities on the balance sheet.

All significant intercompany transactions and balances have been eliminated.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Basis of presentation

These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“USGAAP).

Development stage company

The accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Intangible Assets Used in Production

Background

For many years accounting for intangible assets was determined by APB-17. That standard was replaced by FAS-142. APB-17 required all intangible assets to be amortized over their estimated useful lives, or a maximum period of 40 years, if no life could be reasonably estimated. FAS-142, effective for fiscal years beginning after December 15, 2001, requires the separation of intangible assets into two categories – those with finite useful lives, which are amortized, and those with indefinite useful lives, which are not amortized.

Costs of Intangible Assets

A company records as assets the costs of intangible assets acquired from other enterprises or individuals. The cost of an intangible asset is measured by (a) the amount of cash disbursed or the fair value of other assets distributed (b) the present value of amounts to be paid for liabilities incurred, and (c) the fair value of consideration received for stock issued.

Accounting Subsequent to Acquisition

Intangible assets with finite useful lives are amortized over those lives.

The cost of a recognized intangible asset, less its residual value to the reporting entity, should be amortized over its useful life unless that life is determined to be indefinite.

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

The best estimate of the asset’s useful life should be used for amortization purposes. The method of amortization should be the pattern in which the economic benefits are consumed or otherwise used up.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)
Intangible Assets Used in Production (cont’d)
Accounting Subsequent to Acquisition (cont’d)

An intangible asset that is subject to amortization shall be reviewed each reporting period for impairment in accordance with FAS-144 (Accounting for the Impairment or Disposal of Long-Lived Assets).

The following information is required in financial statements or related notes for each period for which a balance sheet is issued. (FAS-142, Para 45)

- the gross carrying amount and accumulated amortization, in total and by major intangible assets class
- the aggregate amortization expense for the period.
- the estimated aggregate amortization expense for each of the five succeeding years.

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

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Compensated absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation’s policy is to recognize the costs of compensated absences when paid to employees.

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

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on the following rates:

Office equipment	- 20% per annum on the declining balance basis
Vehicles	- 30% per annum on the declining balance basis
Computer equipment	- 30% per annum on the declining balance basis

Long-lived assets

Statement of Financial Accounting Standards No. 142, “Accounting for the Impairment or disposal of Long-Lived Assets” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company’s results of operations, cash flows or financial position in these financial statements.

Foreign currency translation

The functional currency of the parent Company Super Energy Investments Corporation (formerly Digital Village World Technologies, Inc.) is the United States Dollar and of Digital Village World Technologies (Canada) Inc. is the Canadian Dollar and the reporting currency on a consolidated basis is the United States Dollar and the operating subsidiaries in China is the RMB.

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

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

The gain or loss on translation is reported as a separate component of stockholders’ equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is recorded at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:

	Nine Months Ended
	September 30,

	2002	2001

Beginning balance	$180	$(468)
Change during the period	(53)	265

Ending balance	$127	$(203)

The effect of exchange rate changes on cash balances forms part of the reconciliation of change in cash and cash equivalents during the period.

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
 (A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Revenue Recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. When the Company has revenue, the Company will perform a review of its revenue recognition policies and determine that it is in compliance with SAB 101.

Comparative figures

The comparative figures have been revised to the disclosure in these financial statements.

Note 3. GOODWILL

On December 18, 2000 the acquisition of Digital Village World Technologies (Canada) Inc. included liabilities that exceeded the assets by $44,674 and the consideration of 8,490,000 treasury shares at par value of $0.0004 per share or $3,396, resulted in goodwill on the transaction of $48,070 that will be evaluated at each reporting period. Management has determined that at the end of the current reporting period there is no impairment in the value of this goodwill below its cost.

Note 4. RELATED PARTY TRANSACTIONS

(a)

Loan from Related Parties

The amount of $144,423 is due to a related party, Tianjin Teda Yu Cheng Group. The amount of $208,655 is due to Directors of the Company as at September 30, 2002 for loans that they have advanced to the Company. These amounts are unsecured, non interest bearing, with no specific terms of repayment, but in any event no earlier than June 30, 2003, and accordingly are classified as long-term liabilities. The comparative amount was previously disclosed as a current liability, and is restated in these financial statements.

(b)

Remuneration of Management

There is no remuneration incurred for management during the nine month period ended September 30, 2002. There are two employment agreements for nominal amount of $1,000 each per year, that take effect in January 1, 2003. (see Note 11)

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 5. LEASE OBLIGATIONS

Lease of Premises – see Note 1(c)

Note 6. CAPITAL STOCK

a) Authorized: 62,500,000 common shares with a par value of $0.0004 per share.
b) Issued and outstanding common shares as at September 30, 2002, are as follows:

				Additional
	Issued	Number of	Par	Paid-in
	Date	Shares	Value	Capital	Total

private placement	9/15/98	1,000,000	1,000	1,500	2,500
private placement	12/31/98	750,000	750	74,250	75,000

Balance	12/31/98	1,750,000	1,750	75,750	77,500

Balance	12/31/99	1,750,000	1,750	75,750	77,500

Balance, before
forward split	5/19/00	1,750,000	$1,750	$75,750	$77,500

2.5:1 forward split	5/19/00	4,375,000	1,750	75,750	77,500
Share exchange	12/18/00	8,490,000	3,396		3,396

Balance	12/31/00	12,865,000	5,146	75,750	80,896
issued for cash	2/7/01	10,000	4	9,996	10,000
issued for compensation	3/30/01	20,000	8	19,992	20,000
issued for cash	4/6/01	11,000	4	10,996	11,000
issued for assets	8/16/02	12,000,000	4,800	16,368,441	16,373,241
Additional contribution to
capital on consolidation				635,294	635,294

Balance	9/30/02	24,906,000	$9,962	$17,120,469	$17,130,431

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

7. INCOME TAXES

a)	The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2001, disclosing no income taxes payable to the US Internal Revenue Service.
b)	There is a loss of $394,539 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 8. FINANCIAL INSTUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued, due to related parties, and loan payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 9. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 10. INCORPORATION OF OPERATING SUBSIDIARY COMPANIES IN THE

PEOPLE’S REPUBLIC OF CHINA

Subsidiary Companies of Super Energy Investments Corporation. (“SE”)

100% owned - Beijing Global Health Products Technology Co. Ltd.

100% owned - Digital Village World Technologies (Canada) Inc.

Subsidiary Companies of Beijing Global Health Products Technology Co. Ltd. (“BGHP”)

60% owned - Beijing Yu Sheng Medical Equipment Development Co. Ltd. (“Yu Sheng”) is established as a formal foreign joint venture enterprise. The other 40% equity is owned by China Atomic Energy Research Institute. BGHP can increase its equity interest to 95% in Yu Sheng by investing more capital in Yu Sheng.

75% owned – Liu An Da Yu Medical Apparatus Co. Ltd.

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

The other 25% equity is owned by Beijing BoYuan Wang Fan Physical Scientific and Technological Development Co. Ltd. (“BOYUAN”)

Note 11. EXECUTIVE OFFICERS / EMPLOYMENT AGREEMENTS

Executive Officers of SE

Mr. Chen Zhiqing    Chief Executive Officer
Ms. Ni Jinrong        Chief Financial Officer

Executive Officers of BGHP

Mr. Chen Zhiqing     Chief Executive Officer
Ms. Ni Jinrong         Chief Financial Officer

Employment Agreements

There are two Employment Agreements that are presently in effect at September 30, 2002 for nominal amounts of $1,000 each per year. These Agreements are for Mr. Chen Zhiqing and Ms. Ni Jinrong, respectively. No obligations apply to these agreements until January 1, 2003.

Note 12. PATENT AND LICENCES

A patent, covered by the Technology Licensing Contract as outlined in Note 1(e), is to be transferred to the Company and this transfer may take up to six months to finalize. During the period in which the transfer of the patent is to be completed, Yu Heng has agreed to grant BGHD this exclusive Technology Licensing Contract giving BGHP the sole right to use the invention that is the subject of the patent, for total nominal consideration of one Yuan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three- month and nine month periods ended September 30, 2002 and September 30, 2001 and the Annual Report Form 10KSB filed by the Company on April 8, 2002 for the 2001 fiscal year.

Special Note Regarding Forward- Looking Statements – Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward- looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Business

On August 16, 2002, the Company entered into an Asset Purchase Agreement with Beijing Super Energy Yu Heng Technology Developments Co. Ltd. (Yu Heng), a Chinese joint stock company located in Beijing, in which the Company (through its 100% owned Chinese subsidiary, Beijing Global Health Products Technology Co. Ltd. (“super Energy”) acquired certain Assets of Yu Heng. Closing of the Agreement resulted in a change of control of the Company.

The Assets consisted of all attendant items of a business owned by Yu Heng which manufactures and distributes a family of advanced proprietary medical intravenous (IV) infusion sets in China. The Assets included land, offices, manufacturing facilities, proprietary technology, goodwill, staff and management of approximately 280 people, established R&D facilities, and a product distribution network.

The transaction required the Company to change its name from Digital Village World Technologies Inc. (“DVWT”) to Super Energy Investments Corporation, to change its stock trading symbol from DVWT to SYIV, to change its Board of Directors membership and to issue 12 million new treasury shares of common stock to Yu Heng at a deemed price of $ 1.36 for a total transaction price equivalent to $ 16,373,241 (US) in consideration of Yu Heng selling the Assets to the Company. In a separate private transaction, DVWT’s control group, Tianjin Yu Cheng Group Co. Ltd., sold 1,600,000 of its 2,000,000 common share position to Chen Zhiqing, the majority shareholder of Yu Heng’s parent, Super Energy Heavy-Ion Science and Technology Co. Ltd (“ Parent”).

The Company’s corporate strategy is to specialize in the application and development of medical related, safe nuclear physics technologies by integrating scientific research, industry and trade. The initial commercial application of the acquired medical technologies is a line of intravenous IV sets of which China currently consumes 3 billion sets annually. The Yu Heng IV set and filter has been approved for use in China and is presently being sold in several provinces and major cities. In China, regulations require that all medical disposables equipment manufacturers must get their products and brand names approved and licensed every year.

The IV sets are distributed through a network of medical products distributors of which there are presently eleven. Each distributor is required to sell the quota assigned to it and failure to do so can result in cancellation of the right to distribute the product. The Company intends to market these products globally. The material Yu Heng uses is termed PET, which is used as a porous membrane by only 2 firms in conjunction with an accelerator – Yu Heng in China and a US manufacturer, which has not entered any Asian markets due to price resistance.

The founders of Yu Heng, Chen Zhiqing and his partners, began their relationship with China’s Atomic Energy Institute and use of its series 13 tandem accelerator in 1994. By early 1999, an initial commercial application of a unique ion technology was arrived at-being medical filters for IV sets used in China’s health care facilities.

Chen Zhiqing and his partners arrived at the decision that they needed first to position their brand and technology in the marketplace. Accordingly Yu Heng established an initial prototype production facility at the Atomic Energy Research location in Fang Shen in Beijing with a capacity of approximately 1,500,000 sets per year. In early 2002 a full production facility became operational in Anhui province with an annual production capability of 30 million sets, and construction commenced at a second large production plant in a Beijing industrial suburb. This first facility located in Liuan City in the Province of Anhui was intended to demonstrate the commercial viability of the products.

Beijing Global Health Products Technology Co. Ltd. (“ Super Energy”)

Super Energy is the 100% owned Chinese subsidiary of the Company. All assets and intellectual and property rights are held in this entity with physical operations carried out through separate majority owned Foreign Joint Venture subsidiaries. Super Energy was officially formed on September 29, 2002.

The Company’s Chinese business operations will be operated through Super Energy, which will conduct head office administrative matters with a staff of approximately 30 persons from a suite of offices in North West Beijing that are shared with Yu Heng and its Parent. The Parent continues with its remaining business of manufacturing and distributing unique films, which are applied to products of the Parent’s customers to protect such products from counterfeiters of their products.

The Liuan facility has an annual capacity of 30M units and a current staff of approximately 200. The success of the first facility and the market reception of the Product resulted in the construction of a second larger facility in Beijing.

The second facility, as to the complex itself but not the production equipment, has recently been completed in Miyun County in Beijing. The complex has been built to Good Manufacturing Practices standards and consists of 3 buildings of approximately 20,000 sq meters situated on a 30,000 sq meter parcel of land.

The Miyun facility is a scale up of the Liuan facility with a Stage one planned annual output of 170M units. The site is located in the Miyun Industrial Development Zone at the Beijing Chaoneng Science and Technology Garden, 65 km north east of central Beijing and 40 km from the Capital Airport. A Stage 2 plan involves additional buildings and equipment and resultant increase in production levels by a further 180 M units – a total of 350 M units from this one facility.

Beijing Yu Sheng Medical Equipment Development Co. Ltd. (“Yu Sheng”)

Yu Sheng is a 60% owned subsidiary of Super Energy with the other 40% equity owned by the China Atomic Energy Research Institute - such equity position will be reduced to 5% in favor of Super Energy as Super Energy increases its investment in Yu Sheng.

Yu Sheng is the operating entity for the existing prototype plant facility located at the Atomic Energy Institute location in the Fang Shen area of Beijing. In addition, Yu Sheng is also the owner of the land rights, plant and infrastructure located in the Miyun area of Beijing. A loan agreement in the amount of 20,000,000 rmb has been entered into by the Company with Yu Heng’s parent, collateralized by the Miyun property, with proceeds being used towards closing in of the Miyun buildings in readiness for equipment installation, an upgrading of the Liuan production line and an upgrading of the Fang Shen facility. The loan is for one year, with an interest rate of 6.9%, and such loan is expected to be renewed.

Liuan Dayu Medical Apparatus Co. Ltd.

Liuan Dayu Medical Apparatus Co. Ltd. (Liuan plant) is a 7500 square meter facility located in an industrial area of Liuan City in Anhui province. The total property size is some 60 mu (Chinese acres) and is 75% owned by Super Energy and 25% by a partner, Beijing Boyuan Wang Fan Physical Scientific and Technological Development Co. Ltd. The joint venture agreement included the city of Liuan as a participant and supporter to the transaction.

The Liuan plant has been in operation since April 2002 and currently produces at a rate of 20 million units per year with a staff of 200. A second shift is scheduled to be added in early 2003 at the same time as a third production line is brought on stream and full production capability of 30 million units is reached.

All regulatory licenses and permits have been issued for production and sale of Super Energy’s ion microporous filter production at this facility under the trade name Kanxin.

The economic development department of Liuan city has committed to provide a land area of 1500 mu for a planned expansion of the facility, subject to financing being obtained, which would allow production to increase to a level of 200 million units per year which would involve capital expenditures of 120 million rmb. The existing facility would be converted to a product testing and development unit for other medical applications of the ion filter technology.

The Disposable Intravenous (IV) Market in China

China is comprised of 29 provinces and four cities deemed to be significant enough to warrant being afforded provincial status (Beijing, Chongqing, Tianjin and Shanghai). All medical product standards are set by the Central Government in Beijing but provinces and the major cities all have authority to implement such standards in their own ways.

The Chinese health provision marketplace is unique and varies from region to region and even from city to city. In China when someone gets sick or does not feel well they typically go to a hospital where they are immediately hooked up to an IV set . All IV sets used in China are designed to work on a gravity flow basis rather than with pressure pumps – a process which accounts for up to 50% of the IV sets utilized in North America.

Traditional Chinese IV set fiber filters that only meet the national standard of an 80% filtration rate are unable to stop infusible particles with diameters under 15 microns from entering the human body. Foreign insoluble particles often penetrate into the body when a patient accepts therapy. On a long term basis these can cause cardiovascular and cerebrovascular diseases and pulmonary embolisms.

It is estimated that there are over 200,000 medical facilities nationwide including hospitals, clinics, geriatric facilities, government run institutions and the like. Private hospitals and clinics number in the thousands and their exact number is unknown. The main hospitals are defined as AAA facilities and vary in number: in Zhejiang province which has a population of 46 million, there are 34 AAA hospitals out of a total of over 7000 medical facilities in the whole province; in Beijing there are 19 PRA hospitals, 5 owned by the Central Government and a further 20 other major facilities; and in Shanghai there are 32. The average annual usage of IV sets in such facilities is 800,000 units but in the PRA Hospital #301 in Beijing for example, the usage is 5000 units per day (or 1,825,000 per year).

In China there is a government sponsored medical insurance program available for some citizens and providing varying benefits in different areas. Generally the program covers payment for medical consumables only if the product has been approved by the provincial or local Price Bureau and no foreign made products are covered. Price Bureau approvals in a number of Super Energy distribution areas range from 5.0 rmb to 5.5 rmb.

There are currently some 210 existing manufacturers of IV sets and filters in China. A firm located in Tianjin owned by Japanese interests, and a second large plant located in Dalian in Liaoning province, together account for barely 5% of the market. The other 200 plus firms account for the other 95%. Because the traditional fiber polyp ropylene filter technology is utilized by every other IV set manufacturer in China and involves fairly simple technologies and production methods, a significant problem is the manufacture of counterfeit units by inferior production facilities that simply copy brands of approved and well known IV set products. Super Energy has solved this problem by affixing a proprietary anti-counterfeit seal on each of its IV set packages. This anti-counterfeit technology was developed by Yu Heng’s Parent using the same ion accelerator technology.

Regulatory Issues

Chinese regulations in respect to the manufacture and marketing of disposable medical devices such as Super Energy’s ion microporous IV sets have been evolving and adapting to international standards.

In November 1998 the State Quality Supervision Bureau issued a new standard for disposable infusion apparatus (Quality Technology Administration GB 8368-1998 National Standard for one-off Transfusion Products) with effect from February 1999. This policy set higher requirements for medical filter specifications.

The State Pharmaceutical Supervision Bureau has also issued:

  Policy #24 in August 2000, which strengthened the monitoring and management of disposable germ free medical apparatus. The policy states that approved brands may only be sold by the manufacturer and not by other entities. It also included key issues such as a requirement for product certification and inspection forms and a requirement for manufacturers to post a letter of attorney with the corporate seal and signature and seal of the legal person.
  (2001) No. 288 “Implementing Regulations on Production of one-off Disposable Sterile Medical Equipment (including injection and transfusion treatment), which states that all existing manufacturers must be re-licensed.

These Chinese Pharmaceutical Standards regulations introduced in 2001 state that all manufacturers of medical equipment must meet certain plant production standards (i.e. GMP type standards).

In January 2000, the State Council publicized a new medical equipment policy as a legal system for supervision and management of medical original equipment manufacturers. (Order # 276-Regulations for Supervision and Administration of Medical Apparatus). This was a basis for strengthening the qua lity control process and introducing ISO 9000 procedures into the Chinese regulatory system. As a component of this new policy, the Central Government established a process whereby all IV set manufacturers must send samples of their products every quarter for evaluation to the National Medicine Supervision Management Bureau Laboratory in Jinan in Shandong Province. Super Energy’s products were first presented in June 2002 and fully passed such State testing.

The State Pharmaceutical Standards Bureau is currently amending the regulations again.

The current regulation GB 8368-1998 for one-off Disposable Transfusion Systems states that IV filters must achieve at least an 80% filtration rate and the new regulations are expected to reflect a rate of 98%. Obviously such filtration rates can only be achieved with smaller and standard filter pore sizes. Standard filters made with nylon and other fiber materials cannot achieve this because they work on a basis of a mesh of filtration material whereas the Super Energy process involves rigid standard pore opening sizes.

Super Energy has received approval from all required regulatory agencies to allow production and sale of its ion IV set products in areas where distributor arrangements are in place.

The Core Techno logy

The Super Energy filter technologies were developed on the basis of nuclear physics. The core technology involves use of a Series 13 tandem accelerator owned by the China Atomic Energy Research Institute. In operation, “heavy” ions are directed towards membrane material made of macromolecule polymer (PET) which possesses high mechanical strength and excellent irradiation performance characteristics. Along the ion track, radiation damage is caused. After the material is chemically etched, the required apertures are formed. The amount and diameter of the apertures is controlled by irradiation dosage and the etch solution. The process is totally stable with no radiation pollution of the resultant membrane material. The ion microporous membrane material has been proven to be a far superior filter medium as compared to industry standard polypropylene non woven cloth fiber materials.

China’s current standards for IV filters is a minimum 80% filtration rate for particles of 20 microns and higher. The restric ted control aspects of production of Super Energy ion membranes aperture diameters ensures a high level of separation selectivity in the filtration and decontamination process. The Super Energy product exceeds all national standards in physical, chemical, biologic and filtration rate capabilities and characteristics.

Intellectual Property

The technology is covered under one Chinese patent and application has been made to register such patent in over 90 countries worldwide.

  Medical filter installation process, issued October 23, 2001, 01268123.7 and an exclusive Filter Supply Agreement between the Company and Yu Heng’s Parent.

Sales and Marketing Strategy

Super Energy’s key strategies for marketing its ion microporous filter IV sets involves:

  Establish and prove production capability with the highest quality standard products in the industry.

  Work with Chinese standards bureaus to institute new medical regulations which establish Super Energy product performance characteristics as the standards to meet

  Establish and maintain sales channels involving professional, qualified sales personnel

  Implement extensive educational programs through the Company’s products distributors aimed at hospitals, doctors and regulators expounding the virtues of Super Energy technologies.

Target Markets

Target markets for Super Energy’s IV sets include patient age groups, higher income families and wealthier provinces and cities.

Key target patient groups will initially be children and maternity hospitals. Children are especially relevant because of the state policy of one child family restrictions and importance placed on such family members. Seniors will also be targeted as they are the largest user group of transfusion systems. Overall, high- income patients in mid to large size cities in eastern and coastal provinces and in provincial capitals are considered key patient buyers.

Pricing Strategy

The Company has set a base wholesale price level for each of its products based upon a number of factors including competitive price levels, expected profit margin, the decision in a specific area as to Price Bureau standards, general economic wealth of the area and expected price resistance of patients in the targeted market groups.

Competitive pricing for traditional fiber filter IV sets is in the range of 1.2 to 1.8 rmb with products from foreign joint venture facilities priced at 3.8 rmb because of higher labor costs, increased quality control and packaging costs. Products imported from North American manufacturers vary from 15 to 50 rmb per unit.

Super Energy has priced its products at the following list price levels:

Standard 10 micron filter unit	2.8 Rmb
7 micron unit	4.5 Rmb
5 micron unit	6.5 Rmb

Results of operations – comparison of the three and nine month periods ended September 30, 2002 and September 30, 2001.

There was revenue of $577 for the quarter compared to revenue of $171 earned during the comparable quarter in 2001. Expenses during the quarter, which included costs of operations of Digital Village World Technologies (Canada) Inc. (“DV-Canada”), were $76,371 as compared to $72,040 for the comparable period in 2001. The 2002 figure included a $2,935 provision for depreciation. As a result, for the quarter ended September 30, 2002, the Company had a net loss of $75,794, as compared to a loss of $71,869 for the same quarter of 2001.

General and administrative expenses were $76,371 for the three- month period ended September 30, 2002 versus $72,040 for the corresponding period in 2001. The expenses were primarily due to operating costs of DV-Canada which included expenditures of $5,500 for rental expenses , $1,480 in telephone and utilities costs, $41,998 for office costs and $ 56,774 written off as an investment in Yu Xun Digital Hi- Tech Co. Ltd. Professional fees for the quarter were $7,231 as against $23,234 during the 2001 quarter. The 2001 comparative quarterly period reflected costs of $4,240 for rental expenses, $1,878 for telephone and utility costs, $16,509 for transfer agent costs, and $3,665 for travel and promotion. Salaries and benefits expenses were nil for the period ended September 30, 2002 against $8,425 in the corresponding period in 2001.

During the nine- month period ended September 30, 2002, expenses totaled $126,459 which included $16,423 for rental expenses, $4,262 in telephone and utilities costs, and $11,530 for travel and promotion, The 2001 comparative nine-month period reflected costs of $18,651 for rental expenses, $15,697 in telephone and utilities costs, $22,420 for transfer agent fees and $25,537 for travel and promotion. Salaries and benefits were $1,428 for the nine-month period ended September 30, 2002 against $44,680 in the comparable period in 2001. Professional fees for the 2002 nine- month period totaled $24,311 as against $47,710 in the 2001 comparative period. Revenues for the nine-month period ended September 30, 2002 were $577 as compared to $3,937 during the comparable nine- month period in 2001.

For the remainder of the current fiscal year, the Company expects to incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 and costs related to operations of the Company’s Chinese subsidiary.

Liquidity and Capital Resources

The cash balance at the end of the period was $249,868 compared to $10,899 at September 30, 2001. Accounts receivable at September 30, 2002 were $4,366 and prepaid expenses and deposits were $300,892. Comparative figures for September 30, 2001 were $4,354 and $5,107. For the three- month period ended September 30, 2002, the

Company’s activities generated cash and cash equivalents of $245,166 compared to a net increase in cash of $2,071 in the comparable period for 2001. For the nine-month period ended September 30, 2002, the Company’s activities increased cash by $247,403 compared to a usage of $86,658 in the comparable period in 2001.

Working capital was $410,342 as at September 30, 2002 versus <$36,726> as at September 30, 2001.

The Company has historically relied upon sales of its common stock, debt instruments and loans from related parties to finance its operations. Additional financing will be required for current and long-term development, marketing, and working capital of the Company’s operations in China. To the extent of any shortfall in financing, the Company’s operations will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

There were no income taxes incurred for the reporting period.

PART II – OTHER INFORMATION

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An extraordinary shareholders meeting was held on September 5, 2002 at which the following matters were submitted to the shareholders for approval:

Proposal Number 1

Management proposed that the shareholders ratify an Asset Purchase Agreement which management had entered into with a Chinese company, Beijing Super Energy Yu Heng Technology Developments Co. Ltd. under which the Company will acquire 100% of the assets of Yu Heng’s medical products business in exchange for 12,000,000 treasury shares of the Company at a deemed price of $ 1.62. The value approximates the 160,000,000 Chinese Rmb. which has been spent to develop Super Energy’s proprietary technology to date and to commercialize its business.

Having been unanimously resolved, a motion was carried to accept and approve the Asset Purchase Agreement between the Company and Beijing Super Energy Yu Heng Technology Developments Co. Ltd. with respect to the 100% acquisition of the assets and business operations of its medical products business in exchange for 12,000,000 treasury shares of the Company at a deemed price of $1.62 per share. The effective date of the acquisition is to be August 16, 2002.

Proposal Number 2

At the meeting, the shareholders accepted the resignations of Zhunkai Mu and Yu Wen Cheng as directors. In addition, Yu Wen Cheng resigned as Chairman and President. Stephen Dadson resigned as Chief Executive Officer. Management proposed that three members be approved on the Board of Directors as follows:

Chen Zhiqing
Stephen Dadson
Richard Wang

Having been unanimously resolved, a motion was carried to accept the appointments of Chen Zhiqing, Stephen Dadson and Richard Wang as directors and to also appoint Chen Zhiqing as Chairman and President, and Richard Wang as Secretary Treasurer.

Proposal Number 3

The Board of Directors tabled the December 31, 2001 audited financial statements of the Company on approval.

Having been unanimously resolved, a motion was carried to accept and approve the Company’s December 31, 2001 audited financial statements.

Proposal Number 4

The Board of Directors tabled a motion to change the Company’s name to Super Energy Investments Corporation.

Having been unanimously resolved, the motion was carried to change the Company’s name to Super Energy Investments Corporation.

Proposal Number 5

The Board of Directors tabled a motion to appoint Liu Yi of the Beijing law firm of Zheng, Liu, Yuan and Zhou Law Office as the Company’s Chinese legal counsel. In addition the Board of Directors also tabled a motion to appoint the Seattle based firm of QED Law Group as the Company’s securities counsel.

Having been unanimously resolved, the motions were carried to appoint Zheng, Liu, Yuan and Zhou Law Office as the Company’s Chinese legal counsel and QED Law Group as the Company’s securities counsel.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	(i)	The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB. - Financial statements for the period ended September 30, 2002.
b.		Filings on Form 8-K

        On August 16, 2002 the Company filed a Form 8K announcing that it had entered into an Asset Purchase Agreement with Beijing Super Energy Yu Heng Technology Developments Co. Ltd. The subject transaction required the issuance of 12,000,000 shares in consideration for the asset acquisition. The transaction resulted in a change in control of the Company. The Form 8K also announced new directors and officers; a change of its name to Super Energy Investments Corporation; and included the full Asset Purchase Agreement.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Super Energy Investments Corporation (the “Company”) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Chen Zhiqing, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Chen Zhiqing
Chen Zhiqing
Chief Executive Officer
November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Super Energy Investments Corporation (the “Company”) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Ni Jinrong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ni Jinrong
Ni Jinrong
Chief Financial Officer
November 14, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER ENERGY INVESTMENTS CORPORATION

/s/ Chen Zhiqing
Chen Zhiqing, President, CEO and Director

Date: November 14, 2002