Form 10QSB/A
period 2002-09-30
SUPER ENERGY INVESTMENTS CORP
filed 2003-08-04
CIK 1115911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-QSB/A

(Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

☐ Transaction report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________.

Commission File No.: 0-30851

SUPER ENERGY INVESTMENTS CORPORATION
(Name of small business in its charter)

Nevada	88-0404114
(State or other Jurisdiction of Incorporation)	(IRS Employer Id. No.)

Unit #10 – 8980 Fraserwood Court
Burnaby, British Columbia
Canada V6C 2T8	(604) 375-1658
(Address of Principal Office)	Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At September 30, 2002, there were 12,906,000 common shares outstanding with a par value of $0.0004.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☐

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the Company for the three-month and nine month periods ended September 30, 2002 and September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim period presented.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604) 662-8899
701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Directors and Shareholders of
Super Energy Investments Corporation
(A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Super Energy Investments Corporation (Formerly Digital Village World Technologies, Inc.) (A Nevada Corporation) (A Development Stage Company) as of September 30, 2002 (as restated) and September 30, 2001, and the Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders’ Equity for the nine month periods ended September 30, 2002 (as restated) and September 30, 2001. These financial statements are the responsibility of the Company’s management.

We also reviewed the amendment described in Note 14 and Note 16 that were applied to restate the nine month periods ended September 30, 2002. In our opinion, such adjustments are appropriate based on subsequent events.

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

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of September 30, 2002 (as restated) and September 30, 2001, in order for them to be in conformity with United States generally accepted accounting principles (GAAP).

“Moen and Company”

Chartered Accountants

Vancouver, British Columbia, Canada
June 19, 2003

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2002 and September 30, 2001
(In US Dollars)
(Unaudited)

	As Restated
	Notes 14 & 16

	2002	2001

Assets
Current Assets
Cash and cash equivalents (note 3)	$4,659	$8,828
Accounts receivable (note 4	2,953	11,706
Prepaid expenses and deposit	--	5,107

	7,612	25,641

Fixed Assets, at cost (note 2)	65,783	83,028
Less: accumulated depreciatio	(22,104)	(12,613)

	43,679	70,415

Goodwill, at cost (note 5)	48,070	48,070

Total Assets	$99,361	$144,126

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued (note 6)	$18,190	$8,289
Current portion of loan (note 8	--	6,811
Due to related parties (note 7	56,800	174,934

	74,990	190,034

Long-term Liabilities
Loan payable (note 8)	--	6,811

Total liabilities	74,990	196,845

Stockholders' Equity
Capital stock (note 9)
Authorized
62,500,000 common shares at $0.0004 par value
Issued
12,906,000 common shares - par value	5,162	5,162
Paid in capital in excess of par value of stock	413,012	116,734

	418,174	121,896
Deficit, accumulated during the development stag	(393,930)	(174,412)
Cumulative translation adjustment (note 2)	127	(203)

	24,371	(52,719)

Total Liabilities and Stockholders' Equity	$99,361	$144,126

Approved on behalf of the board:

"Mr. Chen Zhiqing" , Chief Executive Officer

"Ms. Ni Jinrong"      , Chief Financial Officer

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
     (A Development Stage Company)
Consolidated Statements of Operation
For the Periods Ended September 30, 2002 and 2001
(In US Dollars)
(Unaudited)

				Nine Months
		Quarter Ended		Ended
	Cumulative From	September 30,		September 30,
	Inception Date
	of Sep. 15, 1998	As Restated		As Restated
	to Sep. 30,	Notes 14 & 16		Notes 14 & 16

	2002	2002	2001	2002	2001

Revenue
Interest and other income	$7,791	$--	$171	$--	$3,937

Administration Costs
Advertising	712	--	--	--	--
Bank charges and interest	2,167	51	625	119	1,435
Consulting	11,982	--	4,655	--	5,978
Depreciation	22,104	2,935	6,758	8,616	18,865
License, dues and insurance	3,302	--	900	1,417	900
Office costs	10,090	812	1,151	3,644	5,256
Rentals and leases	43,147	5,500	4,240	16,423	18,651
Professional fees	88,238	7,231	23,234	24,311	47,710
Salary and benefits	56,991	--	8,425	1,428	44,680
Stock-based compensation	20,000	--	--	--	20,000
Telephone and utilities	20,755	1,400	1,878	4,262	15,697
Transfer agent and filing fees	20,730	482	16,509	(3,251)	22,420
Travel and promotion	39,019	--	3,665	11,530	25,537
Loss on disposition of fixed assets	5,710	--	--	--	--
Write off investment in, and advance
to, YuXun Digital Hi-Tech Co., Ltd.	56,774	56,774	--	56,774	--

	401,721	75,185	72,040	125,273	227,129

Net profit (loss) for the period	$(393,930)	$(75,185)	$(71,869)	$(125,273)	$(223,192)

Basic and diluted profit (loss) per share		$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares used to
compute basic and fully
diluted loss per share		12,906,000	12,902,366	12,893,335	12,888,666

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
Consolidated Statements of Retained Earnings (Deficit)
For the Periods Ended September 30, 2002 and 2001
(In US Dollars)
(Unaudited)

				Nine Months
		Quarter Ended		Ended
	Cumulative From	September 30,		September 30,
	Inception Date
	of Sep. 15, 1998	As Restated		As Restated
	to Sep. 30,	Notes 14 & 16		Notes 14 & 16

	2002	2002	2001	2002	2001

Retained earnings (deficit),
beginning of period	$--	$(318,745)	$(174,412)	$(268,657)	$(23,089)
Net profit (loss) for the period	(393,930)	(75,185)	(71,869)	(125,273)	(223,192)

Retained earnings (deficit),
end of period	$(393,930)	$(393,930)	$(246,281)	$(393,930)	$(246,281)

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flow
For the Periods Ended September 30, 2002 and 2001
(In US Dollars)
(Unaudited)

				Nine Months
	Cumulative From	Quarter Ended		Ended
	Inception Date	September 30,		September 30,

	of Sep. 15, 1998	As Restated		As Restated
	to Sep. 30,	Notes 14 & 16		Notes 14 & 16

	2002	2002	2001	2002	2001

Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$(393,930)	$(75,185)	$(71,869)	$(125,273)	$(223,192)
Items not requiring use of cash
Depreciation	22,104	2,935	6,758	8,616	18,865
Write off investment in, and advance
to, YuXun Digital Hi-Tech Co., Lt	56,774	56,774	--	56,774	--
Cumulative translation adjustment	127	(73)	--	(53)	265
Changes in non-cash
working capital items
Accounts receivable	(2,953)	4,926	7,352	1,920	5,966
Prepaid expenses and deposits	--	--	--	--	(5,107)
Accounts payable and accrued	18,190	5,025	41,986	(30,334)	30,596

	(299,688)	(5,598)	(15,773)	(88,350)	(172,607)

Financing activities
Issuance of shares	121,896	--	--	--	41,000
Loan payable	--	--	(1,703)	--	(5,109)
Due to related parties	353,078	5,737	19,547	90,726	50,058

	474,974	5,737	17,844	90,726	85,949

Investing activities
Capital assets purchased	(65,783)	--	--	--	--
Investment and advance	(56,774)	--	--	--	--
Goodwill	(48,070)	--	--	--	--

	(170,627)	--	--	--	--

Cash and cash equivalents, increase
(decrease) during the period	4,659	139	2,071	2,376	(86,658)
Cash and cash equivalents,
beginning of period	--	4,520	8,828	2,283	97,557

Cash and cash equivalents,
end of period	$4,659	$4,659	$10,899	$4,659	$10,899

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From Date of Inception on September 15, 1998 to September 30, 2002
(In U.S. Dollars)
(Unaudited)
(As Restated - Note 14 and 16)

					Deficit Accum-
	Number of		Additional	Total	ulated During	Cumulative	Total
	Common	Par	Paid-in	Capital	The Develop-	Translation	Stockholders'
	Shares	Value	Capital	Stock	ment Stage	Adjustment	Equity

9/15/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
12/31/98 issuance of common
stock for cash	750,000	750	74,250	75,000			75,000
Net loss for the year ended December 31, 1998	1,750,000				$(737)		(737)

Balance, December 31, 1998	1,750,000	1,750	75,750	77,500	(737)		76,763
Net loss for the year ended December 31, 1999					(12,534)		(12,534)

Balance, December 31, 1999	1,750,000	1,750	75,750	77,500	(13,271)		64,229

Balance, May 19, 2000
before forward split	1,750,000	1,750	75,750	77,500	(13,271)		64,229

05/19/00 2.5 to 1 forward split	4,375,000	1,750	75,750	77,500	(13,271)		64,229
12/18/00 share exchange	8,490,000	3,396		3,396			3,396
Net loss for the year ended December 31, 2000					(9,818)		(9,818)
Cumulative translation						$(468)	(468)

Balance, December 31, 2000	12,865,000	5,146	75,750	80,896	(23,089)	(468)	57,339
2/7/01 issuance of common
stock for cash	10,000	4	9,996	10,000			10,000
3/30/01 issuance of common
stock for compensation	20,000	8	19,992	20,000			20,000
4/6/01 issuance of common
stock for cash	11,000	4	10,996	11,000			11,000
Net loss for year ended December 31, 2001					(245,568)		(245,568)
Cumulative translation						648	648

Balance, December 31, 2001	12,906,000	5,162	116,734	121,896	(268,657)	180	(146,581)
Capitalization of amounts due to relate
parties as additions to paid
in capital (Note 7 and note 16)			296,278	296,278			296,278
Net loss for nine months ended September 30, 2002					(125,273)		(125,273)
Cumulative translation						(53)	(53)

Balance, September 30, 2002	12,906,000	$5,162	$413,012	$418,174	$(393,930)	$127	$24,371

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 15, 1998, as Body Concepts, Inc. On May 25, 2000 the Company changed its name from Body Concepts, Inc. to Digital Village World Technologies, Inc., and on August 16, 2002, the Company changed its name to Super Energy Investments Corporation.

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

Pursuant to the terms of a share exchange which was effective as of December 18, 2000, the Company acquired all of the issued and outstanding stock of Digital Village World Technologies (Canada) Inc. (“DVC”) in exchange for the issuance of 8,490,000 shares of its authorized but previously unissued common stock, which shares were valued at par value for purposes of the acquisition. The acquisition was accounted for as a purchase, and accordingly, the operating results for DVC will be reported only for the period subsequent to the acquisition. Assets and liabilities of DVC at the date of acquisition on December 18, 2000, are as follows:

Assets
Cash and cash equivalents	$56,725
Accounts receivable	10,285
Fixed assets, net	83,028

150,038

Liabilities
Accounts payable	13,161
Current portion of loan	6,811
Due to related company	20,000
Due to related parties	144,423

184,395
Long-term loan	10,785

195,180

Net assets (liabilities)	(45,142)
Cumulative translation, included in above,
Booked in stockholders’ equity of the Company	468

(44,674)
Goodwill on acquisition (note 5)	48,070

Issuance of 8,490,000 common shares at par value	$3,396

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

The historical information of Digital Village World Technologies, Inc. that is the basis for the pro forma information at December 18, 2000 is as follows:

Summary Balance Sheet
Assets
Cash	$44,171
Advances to related company	20,000

$64,171

Liabilities
Accounts payable	1,871

Stockholders’ equity
Capital stock - par value	1,750
- additional paid-in capital	75,750

77,500
Deficit	(15,200)

62,300

$64,171

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As at September 30, 2002, the fixed assets and accumulated depreciation are as follows:

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

				Accumulated	Net Book
	At Cost			Depreciation	Value

	12/31/01	9/30/01	9/30/02	9/30/02	9/30/02

Office equipment	$5,430	$5,430	$5,430	$6,281	$(851)
Vehicles	11,105	28,350	11,105	(1,906)	13,011
Computer equipment	49,248	49,248	49,248	17,729	31,519

	$65,783	$83,028	$65,783	$22,104	$43,679

Long-lived assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company’s results of operations, cash flows or financial position in these financial statements.

Foreign currency translation

The functional currency of the parent Company Super Energy Investments Corporation, is the United States Dollar and of Digital Village World Technologies (Canada) Inc. is the Canadian Dollar and the reporting currency on a consolidated basis is the United States Dollar.

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

Note 3.	CASH AND CASH EQUIVALENTS - $4,659

The total for cash and cash equivalents as at September 30, 2002, is made up as follows:

Cash in bank current accounts	$2,814
Cash in lawyer’s trust account	1,845

Total	$4,659

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 4.	ACCOUNTS RECEIVABLE - $2,953

The accounts receivable balance of $2,953 as at September 30, 2002 is Canadian Goods and Services Taxes refundable.

Note 5.	GOODWILL - $48,070

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

Note 6.	ACCOUNTS PAYABLE - $18,190

Details of the total of accounts payable and accrued as at September 30, 2002, are as follows:

	Frascona, Joiner, Goodman and Greenstein, P.C.	$2,323
	Moen and Company	9,317
	Blake, Cassels & Graydon, LLP	2,737
	Loeb & Loeb LLP	756
	Resident Agents of Nevada, Inc.	197
	RR Donnelley Receivables, Inc.	2,860

	Total	$18,190

Note 7.	RELATED PARTY TRANSACTIONS

Based on an agreement signed between the new shareholders and old shareholders, $296,278 of “Due to related parties” was forgiven and capitalized as “Paid in capital in excess of par value of stock”. Therefore, the amount of $353,078 of “Due to related parties” in the previous issued financial statements for the nine months ended September 31, 2002 has been amended to the revised amount of $56,800 (RMB480,000), which is due to Directors of the Company as at September 30, 2002 for loans that they have advanced to the Company (See Note 16, below). These amounts are unsecured, non interest bearing, with no specific terms of repayment.

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

On January 19, 2000, DVC entered into a 36 month lease with Lansdowne Dodge City Ltd. for a vehicle to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

2002	CAD$	4,000
2003	CAD$	667

	b)	Lease of Premises

DVC has lease obligations for office premises for the next 12 months for CAD$25,369.

Note 9.	CAPITAL STOCK

	a)	Authorized: 62,500,000 common shares with a par value of $0.0004 per share.

	b)	Issued and outstanding common shares as at September 30, 2002, are as follows:

			Additional
Issued	Number of	Par	Paid-in
Date	Shares	Value	Capital	Total

private placement 15/09/1998	1,000,000	$1,000	$1,500	$2,500
private placement 31/12/1998	750,000	750	74,250	75,000

Balance 31/12/1998	1,750,000	1,750	75,750	77,500

Balance 31/12/1999	1,750,000	1,750	75,750	77,500

Balance, before
forward split 19/05/2000	1,750,000	$1,750	$75,750	$77,500

2.5:1 forward split 19/05/2000	4,375,000	1,750	75,750	77,500
Share exchange 18/12/2000	8,490,000	3,396		3,396

Balance 31/12/2000	12,865,000	5,146	75,750	80,896
issued for cash 07/02/2001	10,000	4	9,996	10,000
issued for compensation 30/03/2001	20,000	8	19,992	20,000
issued for cash 06/04/2001	11,000	4	10,996	11,000

Balance 31/12/2001	12,906,000	5,162	116,734	121,896
Capitalization of amounts due
to related parites (note 7 & 16)			296,278	296,278

Balance 9/30/2002	12,906,000	$5,162	$413,012	$418,174

Due to the termination of the Asset Purchase Agreement (See note 14 below), these amended financial statements do not include 12,000,000 common shares issued for composing acquisition assets agreement that is terminated and effective retroactively to the date of the initial agreement dated August 16, 2002.

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

b)
There is a loss of $393,930 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

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
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 14.	PROPOSED ACQUISITION AND CHANGE OF CONTROL AGREEMENT AND THEREOF TERMINATION

(a)

Proposed Acquisition and Change of Control Agreement

On August 16, 2002, the Company entered into a proposed Asset Purchase Agreement (the "Agreement") with Beijing Super Energy Yu Heng Technology Developments Co. Ltd. ("Yu Heng"), a party at arms length to the Company. Pursuant to the Agreement, the Company was to acquire all of the assets of Yu Heng, in exchange for 12,000,000 shares of the Company, at a price of $1.62 per share for consideration of $19,440,000, representing approximately 48.18 percent of the outstanding shares of the Company, after issuance of the shares for this proposed asset purchase. This agreement was subsequently terminated.

(b)

Termination of Abovementioned Agreement (in (a))

By Subsequent Agreement dated March 5, 2003, the acquisition and change of control agreement is terminated effective retroactively to the date of the initial agreement dated August 16, 2002, due to relevant laws of the PRC that create legal obstacles for the performance of the Asset Purchase Agreement, making it impossible for both parties to fully perform in accordance with the Asset Purchase Agreement and accordingly the Agreement is terminated. Pursuant to the termination Agreement, the following terms and conditions apply to the 12,000,000 shares of the Company that have been issued and the assets that were to be transferred to the Company:

Repurchase of the 12,000,000 Shares issued by the Company

1.
It is agreed, pursuant to Article 2 of the Termination Agreement, by both Parties that the Company shall repurchase the Shares from the Yu Heng at the price of zero dollars within (90) days upon the effectiveness of the March 5, 2003 Agreement. In the meantime, Yu Heng shall repay the Company any and all interest, income or profit (if any) accrued on the Shares it obtained during the period that it held the Shares.

2.	Prior to the repurchase of the Shares by the Company, Yu Heng as the holder of the Shares, agrees not to exercise any rights of a shareholder.

3.	Yu Heng undertakes to the Company that during the period that it held the Shares, it has not created, over the Shares, any encumbrances either in favor of itself or any third party.

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 14.	PROPOSED ACQUISITION AND CHANGE OF CONTROL -- AGREEMENT TERMINATED (Cont’d)

Transfer of Assets

It is agreed, pursuant to Article 3 of the Termination Agreement, by both Parties that the obligations of Yu Heng to the Company under the Asset Purchase Agreement (including but not limited to transferring the Asset to the Purchaser) shall be terminated immediately upon the effectiveness of this Agreement and be retroactive to the date of the acquisition Asset Purchase Agreement, and the Company shall not have any right of whatsoever nature to the Assets.

Note 15.	WRITE OFF INVESTMENT

The investment and advance to Yuxun Digital Hi-Tech Co., Ltd. of $56,774 has been written off.

Note 16.	AMENDMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The previously issued financial statements for the nine months ended September 31, 2002 have been amended due to the termination of the Acquisition and Change of Control Agreement (see Note 14) and $296,278 of “Due to related parties” was forgiven and capitalized as “Paid in capital in excess of par value of stock” (see Note 7). A summary of amendments due to retroactive termination is as follows:

SUPER ENERGY INVESTMENTS CORPORATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 16.	AMENDMENT OF ISSUED FINANCIAL STATEMENTS (Cont’d)

		Adjustment for
		Retroactive Termination
	Figures	of Acquisition
	Before	and Change of	Figures
	Restatement	Control Agreement	Restated

Assets
Current Assets
Cash and cash equivalents	$249,686	$(245,027)	$4,659
Accounts receivable	4,366	(1,413)	2,953
Inventory	118,300	(118,300)	--
Prepaid expenses and deposits	300,892	(300,892)	--

	673,244	(665,632)	7,612

Fixed Assets, net	364,885	(321,206)	43,679
Intangible Assets	12,554,036	(12,554,036)	--
Property and plant under construction	3,819,205	(3,819,205)	--
Deferred Cost, net	221,447	(221,447)	--
Goodwill, at cost	48,070	0	48,070

Total Assets	$17,680,887	$(17,581,526)	$99,361

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued	$262,902	$(244,712)	$18,190
Due to related parties (Note 7)	353,078	(296,278)	56,800

Total liabilities	615,980	(540,990)	74,990

Minority Interests	328,888

Stockholders' Equity
Capital stock
Authorized: 62,500,000 common
shares at $0.0004 par value
Issued:
24,906,000 common shares - par value	9,962	(9,962)	--
Paid in capital in excess of par value of sto	17,120,469	(17,120,469)	--
12,906,000 common shares - par value		5,162	5,162
Paid in capital in excess of par value of stock (Note 7)		413,012	413,012

	17,130,431	(16,712,257)	418,174
Deficit, accumulated during the development	(394,539)	609	(393,930)
Cumulative translation adjustment	127		127

	16,736,019	(16,711,648)	24,371

	$17,680,887	$(17,581,526)	$99,361

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month and nine month periods ended September 30, 2002 and September 30, 2001 and the Annual Report Form 10KSB filed by the Company on April 8, 2002 for the 2001 fiscal year.

Special Note Regarding Forward-Looking Statements – Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Business

Prior to August 2002, the Company was engaged in developing an online education program in the city of Tianjin, China. On August 16, 2002, the Company entered into an Asset Purchase Agreement with Beijing Super Energy Yu Heng Technology Developments Co. Ltd. (Yu Heng), a Chinese joint stock company located in Beijing, in which the Company (through its 100% owned Chinese subsidiary, Beijing Global Health Products Technology Co. Ltd. (“Super Energy”) acquired certain Assets of Yu Heng. Closing of the Agreement resulted in a change of control of the Company.

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

The transaction required the Company to change its name from Digital Village World Technologies Inc. (“DVWT”) to Super Energy Investments Corporation, to change its stock trading symbol from DVWT to SEIV, to change its Board of Directors membership and to issue 12 million new treasury shares of common stock to Yu Heng at a deemed price of $ 1.62 for a total transaction price equivalent to $19,512,195 (US) in consideration of Yu Heng selling the Assets to the Company. In a separate private transaction, DVWT’s control group, Tianjin Yu Cheng Group Co. Ltd., sold 1,600,000 of its 2,000,000 common share position to Chen Zhiqing, the majority shareholder of Yu Heng’s parent, Super Energy Heavy-Ion Science and Technology Co. Ltd (“ Parent”). The subject transaction transferred control of the Registrant to Yu Heng and Chen Zhiqing by reason of Yu Heng owning 12 million (46.32%) of the then 25,906,000 shares issued in the Registrant.

The Agreement required that both Parties to the Agreement be governed by the laws of the PRC.

Subsequent to the closing of the acquisition, it became apparent to the director of the Registrant that a legal obstacle existed for performance of the Agreement by Yu Heng.

Accordingly, on April 20, 2003, the Parties entered into an Agreement entitled Agreement on the Termination of the Asset Purchase Agreement. The Parties agreed that the original Agreement be terminated through non-performance due to PRC legal restrictions. The components of the original Agreement that have already been performed were reversed. A Form 8K-A filing announcing recision of the transaction was undertaken on May 1, 2003.

The issuance of 12,000,000 shares to Yu Heng was rescinded, leaving Chen Zhiqing as the Control person.

Mr. Chen remains Chairman and President of the Registrant and Richard Wang is a second director.

The Company is a development stage company and had previously established a wholly owned Chinese foreign enterprise Tianjin Navada Digital World Technologies Co. Ltd. (“WOFE”). Its purpose was to manage the operations of a Chinese domestic enterprise, CNTime Group, pursuant to the terms of a profit sharing agreement (“PSA”) which provides for the Company to receive 80% of the profits from the operations of the Chinese venture withs the Company required to provide certain agreed upon capital. In the event that the Company is unable to (i) provide the required capital or (ii) obtain an extension for providing the capital, the profit allocation under the PSA will be adjusted based on the percentage of capital actually contributed. The original PSA dated May 2000 was amended on May 31, 2001 and is currently being re-negotiated. Once the agreement re-negotiations are completed, formal Chinese business operations will be re-launched.

Results of operations – comparison of the three and nine month periods ended September 30, 2001.

There was revenue of nil for the quarter and revenue of $171 earned during the comparable quarter in 2001. Expenses during the quarter, which included costs of operations of Digital Village World Technologies (Canada) Inc. (“DV-Canada”), were $75,185 as compared to $72,040 for the comparable period in 2001. The 2002 figure included a $2,935 provision for depreciation. As a result, for the quarter ended September 30, 2002, the Company had a net loss of $75,185, as compared to a loss of $71,869 for the same quarter of 2001.

General and administrative expenses were $75,185 for the three-month period ended September 30, 2002 versus $72,040 for the corresponding period in 2001. The expenses were primarily due to operating costs of DV-Canada which included expenditures of $5,500 for rental expenses $1,400 in telephone and utilities costs, $812 for office costs and $ 56,774 written off as an investment in Yu Xun Digital Hi-Tech Co. Ltd. Professional fees for the quarter were $7,231 as against $23,234 during the 2001 quarter. The 2001 comparative quarterly period reflected costs of $4,240 for rental expenses, $1,878 for telephone and utility costs, $16,509 for transfer agent costs, and $3,665 for travel and promotion. Salaries and benefits expenses were nil for the period ended September 30, 2002 against $8,425 in the corresponding period in 2001.

During the nine-month period ended September 30, 2002, expenses totaled $125,273 which included $16,423 for rental expenses, $4,262 in telephone and utilities costs, and $11,530 for travel and promotion. The 2001 comparative nine-month period reflected costs of $18,651 for rental expenses, $15,697 in telephone and utilities costs, $22,420 for transfer agent fees and $25,537 for travel and promotion. Salaries and benefits were $1,428 for the nine-month period ended September 30, 2002 against $44,680 in the comparable period in 2001. Professional fees for the 2002 nine-month period totaled $24,311 as against $47,710 in the 2001 comparative period. Revenues for the nine-month period ended September 30, 2002 were nil as compared to $3,937 during the comparable nine-month period in 2001.

For the remainder of the current fiscal year, the Company expects to incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 and costs related to re-launch of operations of the Company’s Chinese subsidiary.

Liquidity and Capital Resources

The cash balance at the end of the period was $4,659 compared to $8,828 at September 30, 2001. Accounts receivable at September 30, 2002 were $2,953 and pre-paid expenses were nil. Comparative figures for September 30, 2001 were $11,706 and $5,107. For the three-month period ended September 30, 2002, the Company’s activities generated cash and cash equivalents of $139 compared to a net increase in cash of $2,071 in the comparable period for 2001. For the nine-month period ended September 30, 2002, the Company’s activities increased cash by $2,376 compared to a usage of $86,658 in the comparable period in 2001.

Working capital was ($67,378) as at September 30, 2002 versus ($164,393) as at September 30, 2001.

The Company has historically relied upon sales of its common stock, debt instruments and loans from related parties to finance its operations. Additional financing will be required for current and long-term development, marketing, and working capital of the Company’s re-launch of planned operations in China. To the extent of any shortfall in financing, the Company’s operations will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

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

ITEM 5.    OTHER INFORMATION

On August 16, 2002, the Company completed an Asset Purchase Agreement (the "Agreement") with Beijing Super Energy Yu Heng Technology Developments Co. Ltd.

("Super Energy"). Pursuant to the Agreement, the Company acquired all of the assets of Super Energy Yu Henq Technology Developments Co. Ltd, in exchange for 12,000,000 shares of the Company at a deemed price of $1.62 per share, representing approximately 48.18 percent of the outstanding shares of the Company. Closing of the Agreement resulted in a change in control of the Company.

The Agreement required that both Parties to the Agreement be governed by the laws of the PRC.

Subsequent to the closing of the acquisition, it became apparent to the director of the Registrant that a legal obstacle existed for performance of the Agreement by the Seller.

Accordingly, on April 20, 2003, the Parties entered into an Agreement entitled Agreement on the Termination of the Asset Purchase Agreement. The Parties agreed that the original Agreement be terminated through non-performance due to PRC legal restrictions. The components of the original Agreement that have already been performed were reversed. A Form 8K-A filing announcing recision of the transaction was undertaken on May 1, 2003.

The issuance of 12,000,000 shares to Yu Heng was rescinded, leaving Chen Zhiqing as the Control person.

Mr. Chen remains chairman and President of the Registrant and Richard Wang is a second director.

During the quarter Yu Wen Cheng resigned as President, Chairman and Director; Zhankui Mu resigned as a director; and Stephen Dadson resigned as Chief Executive Officer. During the quarter, Chen Zhiqing was appointed Chairman, President, CEO and a Director; and Ni Jinrong was appointed Chief Financial Officer.

The Registrant’s name will remain Super Energy Investments Corporation. The management of the Registrant is actively pursuing resurrection of the Registrant’s previous business plan related to online education in the Tianjin, China area.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.	(i)

The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB.

Amended financial statements for the period ended September 30, 2002.
32.1   Section 906 Certification of Chief Executive Officer
32.2   Section 906 Certification of Chief Financial Officer

b.	Filings on Form 8-K - none -

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER ENERGY INVESTMENTS CORPORATION

/s/ Chen Zhiqing______________________________
Chen Zhiqing, President and Director

Date: August 1, 2003