Form 10KSB
period 2002-12-31
SUPER ENERGY INVESTMENTS CORP
filed 2003-11-13
CIK 1115911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2002

OR

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

Commission file Number    030851

SUPER ENERGY INVESTMENTS CORPORATION
(Name of Small Business Issuer in its Charter)

Nevada	88-0404114
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

19th Floor,Dahangjiye Building, 33 North Renda Road, Beijing, China, 100080
(Address of Principal Executive Offices) (Zip Code)

86-10-8268-4688
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange

Title of Each Class	on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

____________
(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  ☒   No  ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB.

State issuer's revenue for its most recent fiscal year $118.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days of December 31,2002 was $1,110,600 (11,106,000 non-affiliated shares at $.10)(See definition of affiliate in Rule 12b-2 of the Exchange Act.) _______________

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2002 there were
12,906,000 shares outstanding

SUPER ENERGY INVESTMENTS CORPORATION
FORM 10-KSB
INDEX

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

Company History

Super Energy Investments Corporation ("Super Energy" or "the Company") was incorporated under the laws of the State of Nevada on September 14, 1998, under the name Body Concepts, Inc. It was formed to engage in the business of owning and operating small boutique style fitness facilities in which clients work with fitness advisors to establish exercise routines, nutrition programs and stress releasing therapies. In February, 2000, new management was appointed and the Company adopted a new business plan. On May 16, 2000, the Company changed its name to Digital Village World Technologies, Inc.

On December 18, 2000, the Company entered into a Share Exchange Agreement, (the "Share Exchange Agreement") by and among, the Company, Digital Village World Technologies (Canada) Ltd. ("DVC"), Tianjin Teda Yu Cheng Group Co. Ltd. (the "Founding Shareholder") and the shareholders of DVC named therein (the "DVC Shareholders", together with the Founding Shareholder, the "Shareholders"). Pursuant to the Share Exchange Agreement, the Company acquired from the Shareholders all of the shares of DVC (the "Acquisition") in exchange for 8,490,000 shares of the Company's common stock representing 66% of the issued and outstanding shares of the Company after giving effect to the Acquisition. The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 2, 2001 reporting the Acquisition

On August 16, 2002, the Company entered into an Asset Purchase Agreement with Beijing Super Energy Yu Heng Technology Developments Co. Ltd. (Yu Heng), a Chinese joint stock company located in Beijing, in which the Company (through its 100% owned Chinese subsidiary, Beijing Global Health Products Technology Co. Ltd. (“Super Energy”) acquired certain Assets of Yu Heng. Closing of the Agreement resulted in a change of control of the Company. A Form 8K was filed on August 16,2002.

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

The transaction required the Company to change its name from Digital Village World Technologies Inc. (“DVWT”) to Super Energy Investments Corporation, to change its stock trading symbol from DVWT to SEIV, to change its Board of Directors membership and to issue 12 million new treasury shares of common stock to Yu Heng at a deemed price of $ 1.62 for a total transaction price equivalent to $19,512,195 (US) in consideration of Yu Heng selling the Assets to the Company. In a separate private transaction, DVWT’s control group, Tianjin Yu Cheng Group Co. Ltd., sold 1,600,000 of its 2,000,000 common share position to Chen Zhiqing, the majority shareholder of Yu Heng’s parent, Super Energy Heavy-Ion Science and Technology Co. Ltd (“ Parent”). The subject transaction transferred control of the Registrant to Yu Heng and Chen Zhiqing by reason of Yu Heng owning 12 million (48.18%) of the then 24,906,000 shares issued in the Registrant.

The Agreement required that both Parties to the Agreement be governed by the laws of the PRC.

Subsequent to the closing of the acquisition, it became apparent to the director of the Registrant that a legal obstacle existed for performance of the Agreement by Yu Heng.

Accordingly, on April 20, 2003, the Parties entered into an Agreement entitled Agreement on the Termination of the Asset Purchase Agreement. The Parties agreed that the original Agreement be terminated through non-performance due to PRC legal restrictions. The components of the original Agreement that had already been performed were reversed. A Form 8K-A filing announcing recision of the transaction was undertaken on May 1, 2003. The issuance of 12,000,000 shares to Yu Heng was rescinded, leaving Chen Zhiqing as the control person.

Mr. Chen remains Chairman and President of the Registrant and Richard Wang is a second director.

The Company recommenced its activities as a development stage company through a previously established wholly owned Chinese foreign enterprise Tianjin Navada Digital World Technologies Co. Ltd. (“WOFE”). Its purpose was to manage the operations of a Chinese domestic enterprise, CNTime Group, pursuant to the terms of a profit sharing agreement (“PSA”) which provides for the Company to receive 80% of the profits from the operations of the Chinese venture with the Company required to provide certain agreed upon capital. In the event that the Company is unable to (i) provide the required capital or (ii) obtain an extension for providing the capital, the profit allocation under the PSA will be adjusted based on the percentage of capital actually contributed. The original PSA dated May 2000 was amended on May 31, 2001 and is currently being renegotiated. Once the Agreement re-negotiations are completed, formal Chinese business operations will be re-launched.

The Company's executive offices are located at 19th Floor, Dahangjiye Building, 33 North Renda Road, Beijing, China, 100080 , Tel: 86-10-8268-4688, Fax: 86-10-8268-4998. The Company's financial statements are stated in US dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General Business Description

The Company is a platform to take advantage of Chinese business opportunities. Once commenced, the Company's operations will be conducted through its wholly owned foreign (WOFE) subsidiary, Tianjin Navada Digital World Technologies Co. Ltd. Through the WOFE, the Company will manage CNTime Group. CNTime Group will have two operating divisions:(i) the web site www.CNTime.com (the "WebSite"), and (ii) the Club.

Expenses have been incurred for reasons related to office costs in North America and China travel. The Company is still reviewing a number of financing options and anticipates completing such a financing during 2003 although no assurance can be given that the financing will be completed in that time frame or at all. Assuming that financing is in place, the Company expects to formally launch its China operation prior to the end of 2003.

CNTime Group

CNTime Group will initially generate revenue through the following activities:

    - member fees per month from Club student subscribers.

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

Members will be charged monthly fees for the basic education package on year to year agreements. Alternatively, members may pay higher fees for a computer and access to the education package.

The Club program will be undertaken in association with several strategic partners:

    - Tianjin Ministry of Education and its publishing arm that provides daily content; and

    - The Industrial and Commercial Bank of China.

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

Members will be able to acquire a new personal computer on a lease arrangement basis financed by The Industrial and Commercial Bank of China ("Bank"). China Telecom will provide Internet access for Members. The Bank will issue approved Members a co-branded Bank/CN Group gold card which can be used for discounts on purchases from a host of other retailers in Tianjin. Retailers on the program will pay CNTime Group a monthly fee for promoting their businesses.

Competition

Within the Tianjin area, there are a number of competitive firms offering online educational services. All competitor fees are higher than those planned to be charged by CNTime Club and competitor drop out rates after one year exceed 60%. Management of Super Energy believe that such drop out rates are caused by:

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

Doing Business in the PRC

Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the Peoples Republic of China ("PRC"). Despite this activity in developing the legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon the business operations or prospects of the Company.

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

Employees and Consultants

As of December 31, 2002, the Company had 2 executive consultants and no full time employees.

ITEM 2. DESCRIPTION OF PROPERTIES.

Super Energy corporate headquarters is located on the 19th Floor, Dahangjiye Building,

33 North Renda Road, Beijing, China, 100080. The office facilities are owned by a corporate group controlled by the President and are used at no cost to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Prices Of Common Stock

The Company's common stock began quotation on the pink sheets on January 10, 2001 and was listed on the OTC Bulletin Board in July 2001 under the symbol DVWT. The Company’s stock symbol changed in 2002 to SEIV. The following table sets forth the range of bid prices of the Company's common stock as quoted on the NASD OTC bulletin board during the periods indicated and the prices reported reflect prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

Period Ended	High	Low
Period ending March 31, 2002	$2.50	$2.50
Period ending June 30, 2002	$2.50	$2.50
Period ending September 30, 2002	$1.50	$.51
Period ending December 31, 2002	$.51	$.10

The Company's common shares are issued in registered form. Signature Stock Transfer in Addison, Texas, is the registrar and transfer agent for the Company's common stock.

(b) Shareholders

As of December 31, 2002, there were 12,906,000 shares of common stock outstanding held by approximately 48 stockholders of record.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 VS. YEAR END DECEMBER 31, 2001

Revenues for the quarter ended December 31, 2002 were $118. as compared to nil in the comparable 2001 quarter. Expenses were $197,813 as compared to $22,376 in 2001.

Operations resulted in a loss for the quarter ended December 31, 2002 of $197,695 as compared to a loss of $22,376 for the quarter ended December 31, 2001. Major expenses in the quarter ended December 31, 2002 included $13,416 in office costs, $3,059 in rentals and leases and $76,198 for professional fees. Expenses in the comparable quarter ended December 31, 2001 for these items were $872, $5,852 and $8,280 respectively.

The Company has recorded revenues of $118 for the year ended December 31, 2002 as compared to revenues of $3,937 for the comparable year period ended December 31, 2001.

Expenses in the year ended December 31, 2002 were $323,086 as compared to $249,505 in the 2001 fiscal year. Primary expense areas were salaries and benefits of $1,428; professional fees of $100,509; rentals and leases of $19,482; travel and promotion of $24,228; and telephone and utilities of $4,262. Also during the year a total of $56,774 in investment and advances to Yuxun Digital Hi-Tech Co. Ltd was written off. Goodwill in the amount of $48,070 was also written off. A loss of $43,679 was incurred on disposition of certain fixed assets.

In fiscal year 2001, the major expenses were professional fees of $55,990; salaries and benefits of $51,616; and transfer agent and filing fees of $22,645.

The Company recorded a net loss of ($322,968) for the year ended December 31, 2002 as compared to a loss of ($245,568) for the comparable period ended December 31, 2001.

Current assets as at December 31, 2002 were $148,775 as compared to $7,156 at year end 2001. Fixed assets at December 31, 2002 were nil as compared to $52,295 at year end 2001. Goodwill of $48,070 was written off during 2002.

Current liabilities as at December 31, 2002 were $322,099 as compared to $310,876 at year end 2001. A total of $258,661 is due to directors of the Company as at December 31,

2002 for loans they have advanced to the Company. These amounts are unsecured, non-interest bearing, with no specific terms of repayment.

PLAN OF OPERATIONS AND BUSINESS STRATEGY

Super Energy is a platform to take advantage of Chinese business opportunities. During 2002, the Company was unable to raise the working capital required to fully launch the CNTime operation in China. Working capital has been provided by director loans and advances. During 2003, the Company will continue to seek financing with which to fully commercialize the business in China. The Company's inability to obtain sufficient working capital to make capital contributions or to fund planned ventures will have a material adverse effect on the planned business, the Company's financial condition and results of operations. In the event that the Company is unsuccessful in completing a planned financing, it would be the intention of management to reduce the scope of planned China operations, delay implementation of Club operations, and focus on website activities only.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at December 31, 2002 was ($173,324). Since incorporation, the Company has funded its operations from the issuance of common stock and loans from directors.

The Company did not raise any funds through the issuance of the Company's Common Stock during the quarter ending December 31, 2002.

The Company will be required to raise additional funds during 2003. At present, there are no firm commitments for financing and no assurance can be given that such financing will be made available. No additional employees are expected to be added prior to completion of the planned financing raise. There are no material commitments for capital expenditures planned for the next 12 months.

INFLATION

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

ITEM 7. FINANCIAL STATEMENTS.

(a)	Financial Statements

The following financial statements of the Company are set forth at the end hereof.

1.	Report of Independent Auditors

2.	Consolidated Balance Sheets of Super Energy Investments Corporation and Subsidiaries as of December 31, 2002 and December 31, 2001

3.
Consolidated Statements of Operations of Super Energy Investments Corporation. and Subsidiaries for the years ended December 31, 2002 and December 31, 2001, for the quarters ended December 31, 2002 and 2001, and for the period from inception (September 15, 1998) through December 31, 2002.

4.
Consolidated Statement of Retained Earnings (Deficit) for the years ended December 31, 2002 and 2001; for the quarters ended December 31, 2002 and 2001; and for the period from inception (September 15, 1998) through December 31, 2002.

4.	Consolidated Statements of Changes in Stockholders' Equity of Super Energy Investments Corporation and Subsidiaries for the period from inception (September 15, 1998) through December 31, 2002.

5.
Consolidated Statements of Cash Flows of Super Energy Investments Corporation and Subsidiaries for the years ended December 31, 2002 and December 31, 2001; for the quarters ended December 31, 2002 and 2001, and for the period from inception (September 15, 1998) through December 31, 2002.

7.	Notes to Consolidated Financial Statements

(b)	Interim Financial Statements. Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2002. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to reporting requirements under Federal securities laws.

Name	Age	Position Held
Chen Zhiqing	51	President and Director
Richard Wang	52	Director

Chen Zhiqing - Chairman, President , Chief Executive Officer and Director

Mr. Chen is the Chairman of Beijing Super Energy Heavy-Ion Science and Technology Co. Ltd. He is a graduate from China Northeast University and is a senior engineer with the Hong Kong International High Tech Investment and Exploitation Center and also a standing director of the China anti - counterfeiting techniques union and guild.

Richard Wang - Director; Richard Wang, a Canadian citizen residing in Vancouver, BC, Canada, has founded several North American businesses in areas of motion picture productions, OTC medicine & health food products distribution and general merchandise export and import. He has been involved in all aspects of new product research and development in the USA, Canada and Asia, including electronic medical devices, electronic security monitoring system, and water-resistant and child-resistant electronic lighters, which were approved by Consumer Product Safety Commission of USA. Starting from 1998 he has devoted most his time to develop IT business opportunities in USA, Canada and Asia. Mr. Wang is a co-founder of Digital Village World Technologies (Canada) Inc. and has served as a director of Super Energy since April 2000.

During the quarter ended December 31, 2002, the Board of Directors held no board meetings. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid during fiscal years ended December 31, 2002 and 2001 to the Company's Chief Executive Officer. No executive officer of the Company received compensation in excess of $100,000 for any of the two years.

Additionally, no executive officer of the Company has been granted options to purchase shares of the Company's Common Stock.

Name	Position	Compensation

Stephen Dadson	Chief Executive Officer	2001 – Nil
2002 until September 2002 – nil
Chen Zhiqing	Chief Executive Officer	2002 – Sept. to December -nil

Neither the Company nor any subsidiary maintains or has maintained in the past, any employee benefit plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of Common Shares of the Company owned of record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 31, 2002.

	Total Number	Percentage
Name	of Shares	Ownership

Chen Zhiqing	1,600,000	12.4%
Richard Wang	200,000	1.54%
All officers and directors as a group
(2 persons)	1,800,000	13.94%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

One of the directors of the Company was also a director of Digital Village World Technologies (Canada) Inc. at such time as the Share Exchange Agreement dated December 18, 2000 was negotiated. The Company's common shares had yet to be traded publicly and therefore a market value had not been formally established as a basis. Holders of a majority of the issued common shares in the Company agreed to a consent resolution on December 18, 2000 approving the transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

(a) (1) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated herein by reference from the Company's filing on Form 10SB12G on June 21, 2000.
3.2	Bylaws incorporated herein by reference from the Company's filing onForm 10SB12G on June 21, 2000.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(b) There were no filings of Form 8K during the quarter ended December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER ENERGY INVESTMENTS CORPORATION

Dated: November 12, 2003	By /s/ Chen Zhiqing
Name:	Chen Zhiqing
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2003	By /s/ Chen Zhiqing
Name:	Chen Zhiqing
Title:	Chief Executive Officer, Director

Dated: November 12, 2003	By /s/ Richard Wang
Name:	Richard Wang
Title:	Director

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604) 662-8899
701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT AUDITORS’ REPORT

To the Directors and Shareholders of
Super Energy Investments Corporation
(A Nevada Corporation)
(A Development Stage Company)

We have audited the Consolidated Balance Sheets of Super Energy Investments Corporation (A Nevada Corporation) (A Development Stage Company) and subsidiary as of December 31, 2002 and December 31, 2001, and the related Consolidated Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders’ Equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Super Energy Investments Corporation (A Nevada Corporation) (A Development Stage Company) as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

“Moen and Company”
Chartered Accountants
Vancouver, British Columbia, Canada

September 9, 2003

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2002 and December 31, 2001
(In US Dollars)

	2002	2001
Assets
Current Assets
Cash and cash equivalents (note 3)	$144,777	$2,283
Accounts receivable (note 4)	3,998	4,873
	148,775	7,156
Fixed Assets, at cost (note 2)	--	65,783
Less: accumulated depreciation	--	(13,488)
	--	52,295
Investment and advance in Yuxun
Digital Hi-Tech Co. Ltd. (note 13)	--	56,774
Goodwill, at cost (note 5)	--	48,070
	$148,775	$164,295

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued (note 6)	$63,438	$48,524
Due to related parties (note 7)	258,661	262,352
	322,099	310,876
Stockholders' Equity
Capital stock
Authorized
62,500,000 common shares at $0.0004 each par value
Issued
12,906,000 common shares - par value	5,162	5,162
Paid in capital in excess of par value of stock	413,012	116,734
	418,174	121,896
Deficit, accumulated during the development stage	(591,625)	(268,657)
Cumulative translation adjustment (note 2)	127	180
	(173,324)	(146,581)
	$148,775	$164,295

Approved on behalf of the board:

"Mr. Chen Zhiqing" , Director and Chief Executive Officer

"Ms. Ni Jinrong"       , Director and Chief Financial Officer

See Accompanying Notes and Independent Auditors' Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
     (A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2002 and 2001
(In US Dollars)

	Cumulative From
	Inception Date				Year
	of Sep. 15, 1998	Quarter Ended			Ended
	to Dec. 31,	December 31,			December 31,
	2002	2002		2001	2002	2001
Revenue
Interest and other income	$7,909	$118	$		$118	$3,937

Administration Costs
Advertising	712	--		--	--	--
Bank charges and interest	2,167	--		108	119	1,543
Consulting	11,982	--		--	--	5,978
Depreciation	22,104	--		(5,883)	8,616	12,982
License, dues and insurance	3,302	--		--	1,417	900
Office costs	23,506	13,416		872	17,060	6,128
Rentals and leases	46,206	3,059		5,852	19,482	24,503
Professional fees	164,436	76,198		8,280	100,509	55,990
Salary and benefits	56,991	--		6,936	1,428	51,616
Stock-based compensation	20,000	--		--	--	20,000
Telephone and utilities	20,755	--		263	4,262	15,960
Transfer agent and filing fees	21,423	693		225	(2,558)	22,645
Travel and promotion	51,717	12,698		13	24,228	25,550
Loss on disposition of fixed assets	49,389	43,679		5,710	43,679	5,710
Write off investment in, and advances
to, YuXun Digital Hi-Tech Co., Ltd.	56,774	--		--	56,774	--
Goodwill impairment	48,070	48,070		--	48,070	--
	599,534	197,813		22,376	323,086	249,505

Net profit (loss) for the period	$(591,625)	$(197,695)		$(22,376)	$(322,968)	$(245,568)

Basic and diluted profit (loss) per share		$(0.02)		$(0.00)	$(0.03)	$(0.02)
Weighted average number of
common shares used to
compute basic and full
diluted loss per shar		12,906,000		12,906,000	12,906,000	12,906,000

See Accompanying Notes and Independent Auditors' Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Retained Earnings (Deficit)
For the Years Ended December 31, 2002 and 2001
(In US Dollars)

	Cumulative From
	Inception Date			Year
	of Sep. 15, 1998	Quarter Ended		Ended
	to Dec. 31,	December 31,		December 31,
	2002	2002	2001	2002	2001

Retained earnings (deficit),
beginning of period	--	$(393,930)	$(246,281)	$(268,657)	$(23,089)
Net profit (loss) for the period	$(591,625)	(197,695)	(22,376)	(322,968)	(245,568)
Retained earnings (deficit),
end of period	$(591,625)	$(591,625)	$(268,657)	$(591,625)	$(268,657)

See Accompanying Notes and Independent Auditors' Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
     (A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001
(In US Dollars)

	Cumulative From
	Inception Date			Year
	of Sep. 15, 1998	Quarter Ended		Ended
	to Dec. 31,	December 31,		December 31,
	2002	2002	2001	2002	2001
Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$(591,625)	$(197,695)	$(22,376)	$(322,968)	$(245,568)
Items not requiring use of cash
Depreciation	22,104	--	(5,883)	8,616	12,982
Cumulative translation	127	--	383	(53)	648
Loss on disposition of fixed assets	49,389	43,679	5,710	43,679	5,710
Write off investment in, and advances
to, YuXun Digital Hi-Tech Co., Ltd.	56,774	--	--	56,774	--
Goodwill impairment	48,070	48,070	--	48,070	--
Changes in non-cash
working capital items
Accounts receivable	(3,998)	(1,045)	(519)	875	5,447
Prepaid expenses and deposit	--	--	5,107	--	--
Accounts payable and accrued	63,438	45,248	(1,751)	14,914	28,845
	(355,721)	(61,743)	(19,329)	(150,093)	(191,936)
Financing activities
Issuance of shares	121,896	--	--	--	41,000
Loan payable	--	--	(11,919)	--	(17,028)
Due to related parties	554,939	201,861	67,871	292,587	117,929
	676,835	201,861	55,952	292,587	141,901
Investing activities
Fixed assets purchased	(71,493)	--	11,535	--	11,535
Investment and advance	(56,774)	--	(56,774)	--	(56,774)
Goodwill	(48,070)	--	--	--	--
	(176,337)	--	(45,239)	--	(45,239)
Cash and cash equivalents, increase
(decrease) during the period	144,777	140,118	(8,616)	142,494	(95,274)
Cash and cash equivalents,
beginning of period	--	4,659	10,899	2,283	97,557
Cash and cash equivalents,
end of period	$144,777	$144,777	$2,283	$144,777	$2,283

See Accompanying Notes and Independent Auditors' Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From Date of Inception on September 15, 1998 to December 31, 2002
(In U.S. Dollars)

					Deficit Accum-
	Number of		Additional	Total	ulated During	Cumulative	Total
	Common	Par	Paid-in	Capital	The Develop-	Translation	Stockholders'
	Shares	Value	Capital	Stock	ment Stage	Adjustment	Equity
9/15/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
12/31/98 issuance of common
stock for cash	750,000	750	74,250	75,000			75,000
Net loss for the year ended December 31, 1998					$(737)		(737)
Balance, December 31, 1998	1,750,000	1,750	75,750	77,500	(737)		76,763
Net loss for the year ended December 31, 1999					(12,534)		(12,534)
Balance, December 31, 1999	1,750,000	1,750	75,750	77,500	(13,271)		64,229
Balance, May 19, 2000
before forward split	1,750,000	1,750	75,750	77,500	(13,271)		64,229
05/19/00 2.5 to 1 forward split	4,375,000	1,750	75,750	77,500	(13,271)		64,229
12/18/00 share exchange	8,490,000	3,396		3,396			3,396
Net loss for the year ended December 31, 2000					(9,818)		(9,818)
Cumulative translation						(468)	(468)
Balance, December 31, 2000	12,865,000	5,146	75,750	80,896	(23,089)	(468)	57,339
2/7/01 issuance of common
stock for cash	10,000	4	9,996	10,000			10,000
3/30/01 issuance of common
stock for compensation	20,000	8	19,992	20,000			20,000
4/6/01 issuance of common
stock for cash	11,000	4	10,996	11,000			11,000
Net loss for year ended December 31, 2001					(245,568)		(245,568)
Cumulative translation						648	648
Balance, December 31, 2001	12,906,000	5,162	116,734	121,896	(268,657)	180	(146,581)
9/30/2002 Capitalization of amounts due to related
parties as additions to paid in capital			296,278	296,278			296,278
Net loss for the year ended December 31, 2002					(322,968)		(322,968)
Cumulative translation adjustment						(53)	(53)
Balance, December 31, 2002	12,906,000	$5,162	$413,012	$418,174	$(591,625)	$127	$(173,324)

See Accompanying Notes and Independent Auditors' Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002
(In U.S. Dollars)

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

Pursuant to the terms of a share exchange which was effective as of December 18, 2000, the Company acquired all of the issued and outstanding stock of Digital Village World Technologies (Canada) Inc. (“DVC”) in exchange for the issuance of 8,490,000 shares of its authorized but previously unissued common stock, which shares were valued at par value for purposes of the acquisition. The acquisition was accounted for as a purchase, and accordingly, the operating results for DVC are reported for the period subsequent to the acquisition. Assets and liabilities of DVC at the date of acquisition on December 18, 2000, are as follows:

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
December 31, 2002
(In U.S. Dollars)

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

On September 26, 2002, the Company obtained registration of a proposed 100% owned subsidiary company, Beijing JianBo Ion Technology Co., Ltd. (“JianBo”), in Beijing of China. The proposed investment fund is $200,000, which had not transferred to JianBo as at December 31, 2002. No investment or related costs have been incurred by the Company to December 31, 2002, relating to this proposed investment. (See Note 15 – Subsequent events, below).

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Digital Village World Technologies (Canada) Inc. All significant intercompany transactions and balances have been eliminated.

The proposed 100% owned subsidiary company, JianBo Ion Technology Co., Ltd., is not consolidated in these accounts to December 31, 2002, as no equity or costs had been incurred by the Company to December 31, 2002. (See Note 15 - Subsequent events, below.)

Basis of presentation

These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“USGAAP”).

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
December 31, 2002
(In U.S. Dollars)

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Net profit per share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilution effects on net loss per share are excluded.

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002
(In U.S. Dollars)

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on the following rates:

Office equipment	- 20% per annum on the declining balance basis
Vehicles	- 30% per annum on the declining balance basis
Computer equipment	- 30% per annum on the declining balance basis

As at December 31, 2002, the $43,679 for fixed assets in the Company was written off, as impaired.

			Accumulated		Net Book
	Cost		Depreciation		Value
	12/31/01	12/31/02	12/31/01	12/31/02	12/31/01	12/31/02
Office equipment	$5,430	$--	$1,092	$--	$4,338	$--
Vehicles	11,105	--	(2,475)	--	13,580	--
Computer equipment	49,248	--	14,871	--	34,377	--
	65,783	--	13,488	--	52,295	--

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002
(In U.S. Dollars)

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002
(In U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d) An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:

	December 31,
	2002	2001
Beginning balance	$180	$(468)
Change during the period	(53)	648
Ending balance	$127	$180

The effect of exchange rate changes on cash balances forms part of the reconciliation of changes in cash and cash equivalents during the period.

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

Note 3.	CASH AND CASH EQUIVALENTS The total cash in banks is $144,777 as at December 31, 2002.

Note 4.	ACCOUNTS RECEIVABLE - $3,998 The accounts receivable balance of $3,998 as at December 31, 2002 represents Canadian Goods and Services Taxes refundable.

Note 5.

GOODWILL

On December 18, 2000, the acquisition of Digital Village World Technologies (Canada) Inc. included liabilities that exceeded the assets by $44,674 and the consideration of 8,490,000 treasury shares at par value of $0.0004 per share or $3,396, resulted in goodwill on the transaction of $48,070. Based on FAS-142, par. 18, goodwill is not amortized and is tested for impairment at a level of reporting referred to as a reporting unit. Accordingly, the goodwill of $48,070 aforementioned is written off in the year ended December 31, 2002 as goodwill impairment.

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002
(In U.S. Dollars)

Note 6.	ACCOUNTS PAYABLE AND ACCRUED - $63,438 Details of the total of accounts payable and accrued as at December 31, 2002, are as follows:

Automated Filing Services	$435
Blake, Cassels & Graydon, LLP	8,054
Brian Roberts	837
Frascona, Joiner, Goodman and Greenstein, P.C.	2,323
Moen and Company	38,504
QED Law Group	1,495
Resident Agents of Nevada, Inc.	346
RR Donnelley Receivables, Inc.	5,027
Signature	346
Squamish Cable	391
Telus	1,761
Touchstone Property Management	3,059
Other	860
Total	$63,438

Note 7.

RELATED PARTY TRANSACTIONS

The amount of $258,661 is due to Directors of the Company as at December 31, 2002 for loans that they have advanced to the Company. These amounts are unsecured, non interest bearing, with no specific terms of repayment.

Note 8.	INCOME TAXES

	a)	The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2001, disclosing no income taxes payable to the US Internal Revenue Service.

b)

There are losses that total of $591,625 carried forward that may be applied towards future profits.

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
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002
(In U.S. Dollars)

Note 9.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued and due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 10.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 11.

PROPOSED DEBT FINANCING

The Company has, in January, 2002 entered into negotiations with a group of seven company shareholders for loans totaling in the aggregate $300,000 US, non-interest bearing, for a term of twenty-four months, secured by promissory notes to be issued to each lender for the specific amounts borrowed by the Company.

Note 12.	PROPOSED ACQUISITION AND CHANGE OF CONTROL AGREEMENT AND TERMINATION THEREOF

(a)

Proposed Acquisition and Change of Control Agreement

On August 16, 2002, the Company entered into a proposed Asset Purchase Agreement (the "Agreement") with Beijing Super Energy Yu Heng Technology Developments Co. Ltd. ("Yu Heng"), a party at arms length to the Company. Pursuant to the Agreement, the Company was to acquire all of the assets of Yu Heng, in exchange for 12,000,000 shares of the Company, at a price of $1.62 per share for consideration of $19,440,000, representing approximately 48.18 percent of the outstanding shares of the Company, after issuance of the shares for this proposed asset purchase. This agreement was terminated during the year ended December 31, 2002.

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002
(In U.S. Dollars)

Note 12.	PROPOSED ACQUISITION AND CHANGE OF CONTROL -- AGREEMENT TERMINATED (Cont’d)

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

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002
(In U.S. Dollars)

Note 13.	WRITE OFF INVESTMENT

The investment in, and advance to, Yuxun Digital Hi-Tech Co., Ltd. of $56,774 has been written off.

Note 14.	AMENDMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS

The previously issued interim financial statements for the nine month period ended September 31, 2002 have been amended due to the termination of the Acquisition and Change of Control Agreement (see Note 12) and $296,278 of “Due to related parties” was forgiven and capitalized as “Paid in capital in excess of par value of stock” based on an agreement signed between the new shareholders and old shareholders. A summary of amendments due to retroactive termination is as follows:

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002
(In U.S. Dollars)

Note 14.	AMENDMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS (cont’d)

	Interim Balance Sheet - September 30, 2002
		Adjustment for
		Retroactive Termination
	Figures	of Acquisition
	Before	and Change of	Figures
	Restatement	Control Agreement	Restated
Assets
Current Assets
Cash and cash equivalents	$249,686	$(245,027)	$4,659
Accounts receivable	4,366	(1,413)	2,953
Inventory	118,300	(118,300)	--
Prepaid expenses and deposits	300,892	(300,892)	--
	673,244	(665,632)	7,612
Fixed Assets, net	364,885	(321,206)	43,679
Intangible Assets	12,554,036	(12,554,036)	--
Property and plant under construction	3,819,205	(3,819,205)	--
Deferred Cost, net	221,447	(221,447)	--
Goodwill, at cost	48,070	0	48,070
Total Assets	$17,680,887	$(17,581,526)	$99,361

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued	$262,902	$(244,712)	$18,190
Due to related parties	353,078	(296,278)	56,800
Total liabilities	615,980	(540,990)	74,990
Minority Interests	328,888
Stockholders' Equity
Capital stock
Authorized: 62,500,000 common
shares at $0.0004 par value
Issued:
24,906,000 common shares - par value	9,962	(9,962)	--
Paid in capital in excess of par value of stock	17,120,469	(17,120,469)	--
12,906,000 common shares - par value		5,162	5,162
Paid in capital in excess of par value of stock		413,012	413,012
	17,130,431	(16,712,257)	418,174
Deficit, accumulated during the development	(394,539)	609	(393,930)
Cumulative translation adjustment	127		127
	16,736,019	(16,711,648)	24,371
	$17,680,887	$(17,581,526)	$99,361

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002
(In U.S. Dollars)

Note 15.

SUBSEQUENT EVENTS

On September 26, 2002, the Company obtained registration of a proposed 100% owned subsidiary company, Beijing JianBo Ion Technology Co., Ltd. (“JianBo”), in Beijing of China. The proposed investment fund is $200,000, which had not transferred to JianBo based on the confirmation letter from JunYi Law Office dated August 28, 2003. On July 1, 2003, the government in Beijing of China gave the Company permission to postpone investing funds in JianBo by December 15, 2003. When the investment proposed in JianBo is completed by the Company, then the operations of JianBo will be consolidated with those of Super Energy. See disclosures above in Note 1 – Organization and Nature of Business, and in Note 2 – Principles of consolidation.

JianBo will cooperate with Beijing Super Energy YuHeng Group which owns advanced international technologies, to invest and build four large manufacturing bases. These bases are proposed to manufacture high precision disposable transfusion systems and equipment to supply the demand for a huge market in China.