Form 10QSB
period 2003-03-31
SUPER ENERGY INVESTMENTS CORP
filed 2003-11-13
CIK 1115911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒   Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

  ☐  Transaction report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________
.
Commission File No.: 0-30851

SUPER ENERGY INVESTMENTS CORPORATION
(Name of small business in its charter)

Nevada	88-0404114
(State or other Jurisdiction of Incorporation)	(IRS Employer Id. No.)

19th Floor, Dahangjiye Building, 33 North Renda Road, Beijing, China 100080
(Address of Principal Office)

86-10-8268-4688
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  ☒   No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At March 31, 2003, there were 12,906,000 common shares outstanding with a par value of $0.0004.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No  ☐

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the Company for the three-month periods ended March 31, 2003 and March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim period presented.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604) 662-8899
701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Directors and Shareholders of
Super Energy Investments Corporation
(A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Super Energy Investments Corporation (Formerly Digital Village World Technologies, Inc.) (A Nevada Corporation) (A Development Stage Company) as of March 31, 2003 and March 31, 2002, and the Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders’ Equity for the three month periods ended March 31, 2003 and March 31, 2002. These financial statements are the responsibility of the Company’s management.

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

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of March 31, 2003 and March 31, 2002, in order for them to be in conformity with United States generally accepted accounting principles (GAAP).

“Moen and Company”

Chartered Accountants

Vancouver, British Columbia, Canada
October 27, 2003

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Balance Sheet March 31, 2003 and March 31, 2002
(In US Dollars)
(Unaudited)
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$890,089	$42,694
Accounts receivable	--	7,066
Prepaid expenses	2,287	--
	892,376	49,760
Fixed Assets, at cost (note 2)	6,199	65,783
Less: accumulated depreciation	(393)	(16,329)
	5,806	49,454
Deferred charges	18,097	--
Investment and advance in Yuxun
Digital Hi-Tech Co. Ltd. (note 9)	--	56,774
Goodwill, at cost (note 3)	--	48,070
	23,903	154,298
	$916,279	$204,058

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued (note 4)	$66,991	$28,699
Due to related parties (note 5)	1,075,411	347,341
	1,142,402	376,040
Stockholders' Equity
Capital stock
Authorized
62,500,000 common shares at $0.0004 each par value
Issued
12,906,000 common shares - par value	5,162	5,162
Paid in capital in excess of par value of stock	413,012	116,734
	418,174	121,896
Deficit, accumulated during the development stag	(644,424)	(294,276)
Cumulative translation adjustment (note 2)	127	398
	(226,123)	(171,982)
	$916,279	$204,058

Approved on behalf of the board:

"Mr. Chen Zhiqing" , Director and Chief Executive Officer

"Ms. Ni Jinrong"      , Director and Chief Financial Officer

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
 Consolidated Statements of Operation For the Periods Ended March 31, 2003 and 2002
(In US Dollars)
(Unaudited)
	Cumulative From
	Inception Date	Three Months
	of Sep. 15, 1998	Ended
	to March 31,	March 31,
	2003	2003	2002
Revenue
Interest and other income	$7,909	$--	$--

Administration Costs
Bank charges and interest	2,349	182	50
Consulting	11,982	--	--
Depreciation	22,497	393	2,841
Incorporation costs	26,101	26,101	--
License, dues and insurance	3,302	--	1,417
Office costs	26,266	2,760	1,981
Other taxes	668	668	--
Rentals and leases	46,206	--	4,990
Professional fees	169,896	5,460	1,868
Salary and benefits	73,584	16,593	1,428
Stock-based compensation	20,000	--	--
Telephone and utilities	20,755	--	1,332
Transfer agent and filing fees	21,423	--	3,455
Travel and promotion	53,071	642	6,257
Loss on disposition of fixed assets	49,389	--	--
Write off investment in, and advances
to, YuXun Digital Hi-Tech Co., Ltd.	56,774	--	--
Goodwill impairment	48,070	--	--
	652,333	52,799	25,619

Net profit (loss) for the period	$(644,424)	$(52,799)	$(25,619)

Basic and diluted profit (loss) per share		$(0.00)	$(0.00)
Weighted average number of
common shares used to
compute basic and fully
diluted loss per share		12,906,000	12,906,000

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Retained Earnings (Deficit)
For the Periods Ended March 31, 2003 and 2002
(In US Dollars)
(Unaudited)
	Cumulative From
	Inception Date	Three Months
	of Sep. 15, 1998	Ended
	to March 31,	March 31,
	2003	2003	2002
Retained earnings (deficit),
beginning of period	--	$(591,625)	$(268,657)
Net profit (loss) for the period	$(644,424)	(52,799)	(25,619)
Retained earnings (deficit),
end of period	$(644,424)	$(644,424)	$(294,276)

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flow
For the Periods Ended March 31, 2003 and 2002
(In US Dollars)
(Unaudited)
	Cumulative From
	Inception Date	Three Months
	of Sep. 15, 1998	Ended
	to March 31,	March 31,
	2003	2003	2002

Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$(644,424)	$(52,799)	$(25,619)
Items not requiring use of cash
Depreciation	22,497	393	2,841
Cumulative translation	127	--	218
Loss on disposition of fixed assets	49,389	--	--
Stock-based compensation	20,000	--	--
Changes in non-cash
working capital items
Accounts receivable	--	3,998	(2,193)
Prepaid expenses and deposit	(2,287)	(2,287)	--
Accounts payable and accrued	66,991	3,553	(19,825)
	(487,707)	(47,142)	(44,578)
Financing activities
Issuance of shares	398,174	--	--
Due to related parties	1,075,411	816,750	84,989
	1,473,585	816,750	84,989
Investing activities
Fixed assets purchased	(77,692)	(6,199)	--
Deferred charges	(18,097)	(18,097)	--
	(95,789)	(24,296)	--
Cash and cash equivalents, increase
(decrease) during the period	890,089	745,312	40,411
Cash and cash equivalents,
beginning of period	--	144,777	2,283
Cash and cash equivalents,
end of period	$890,089	$890,089	$42,694

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
From Date of Inception on September 15, 1998 to March 31, 2003
(In U.S. Dollars)
(Unaudited )

					Deficit Accum-
	Number of		Additional	Total	ulated During	Cumulative	Total
	Common	Par	Paid-in	Capital	The Develop-	Translation	Stockholders'
	Shares	Value		Stock	ment Stage	Adjustment	Equity
9/15/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
12/31/98 issuance of common
stock for cash	750,000	750	74,250	75,000			75,000
Net loss for the year ended December 31, 1998					$(737)		(737)
Balance, December 31, 1998	1,750,000	1,750	75,750	77,500	(737)		76,763
Net loss for the year ended December 31, 1999					(12,534)		(12,534)
Balance, December 31, 1999	1,750,000	1,750	75,750	77,500	(13,271)		64,229
Balance, May 19, 2000
before forward split	1,750,000	1,750	75,750	77,500	(13,271)		64,229
05/19/00 2.5 to 1 forward split	4,375,000	1,750	75,750	77,500	(13,271)		64,229
12/18/00 share exchange	8,490,000	3,396		3,396			3,396
Net loss for the year ended December 31, 2000					(9,818)		(9,818)
Cumulative translation						(468)	(468)
Balance, December 31, 2000	12,865,000	5,146	75,750	80,896	(23,089)	(468)	57,339
2/7/01 issuance of common
stock for cash	10,000	4	9,996	10,000			10,000
3/30/01 issuance of common
stock for compensation	20,000	8	19,992	20,000			20,000
4/6/01 issuance of common
stock for cash	11,000	4	10,996	11,000			11,000
Net loss for year ended December 31, 2001					(245,568)		(245,568)
Cumulative translation						648	648
Balance, December 31, 2001	12,906,000	5,162	116,734	121,896	(268,657)	180	(146,581)
9/30/2002 Capitalization of amounts due to related
parties as additions to paid in capital			296,278	296,278			296,278
Net loss for the year ended December 31, 2002					(322,968)		(322,968)
Cumulative translation adjustment						(53)	(53)
Balance, December 31, 2002	12,906,000	5,162	413,012	418,174	(591,625)	127	(173,324)
Net loss for the period ended March 31, 2003					(52,799)		(52,799)
Balance, March 31, 2003	12,906,000	$5,162	$413,012	$418,174	$(644,424)	$127	$(226,123)

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements March 31, 2003
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
March 31, 2003
(In U.S. Dollars)
(Unaudited

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

On September 26, 2002, the Company obtained registration of a 100% owned subsidiary company, Beijing JianBo Ion Technology Co., Ltd. (“Jianbo”), in Beijing of China. The proposed investment fund is $200,000, which has not been transferred to Jianbo based on the confirmation letter from JunYi Law Office dated August 28, 2003. On July 1, 2003, the government in Beijing of China gave the Company permission to postpone investing funds in Jianbo until December 15, 2003.

JianBo will cooperate with Beijing Super Energy Yuheng Group (“Yuheng”) which owns advanced international technologies, to invest and build four large manufacturing bases. These bases are proposed to manufacture high precision disposable transfusion systems and equipment to supply the demand for a huge market in China.

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Digital Village World Technologies (Canada) Inc. and Beijing Jianbo Ion Technology Co., Ltd. All significant intercompany transactions and balances have been eliminated.

Basis of presentation

These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“USGAAP”).

Development stage company

The accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, “Accounting and Reporting by Development Stage Enterprises”

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Use of estimates

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
March 31, 2003
(In U.S. Dollars)
(Unaudited

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

Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on the following rates:

Office equipment	- 48.48% per annum on a straight-line basis
Vehicles	- 30% per annum on the declining balance basis
Computer equipment	- 19.4% per annum allocated on a straight-line basis

As at March 31, the $6,199 of fixed assets is in the subsidiary company, Jianbo, as follows:

			Accumulated		Net Book
	Cost		Depreciation		Value
	03/31/02	03/31/03	03/31/02	03/31/03	03/31/02	03/31/03
Office equipment	$5,430	$1,682	$3,578	$174	$1,852	$1,508
Vehicles	11,105	--	(2,265)	--	13,370	--
Computer equipment	49,248	4,517	15,016	219	34,232	4,298
	$65,783	$6,199	$16,329	$393	$49,454	$5,806

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
(In U.S. Dollars)
(Unaudited

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
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
(In U.S. Dollars)
(Unaudited

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d) An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:

		March 31,
		2003	2002
	Beginning balance	$127	$180
	Change during the period	--	218
	Ending balance	$127	$398

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

Note 3.

GOODWILL

On December 18, 2000, the acquisition of Digital Village World Technologies (Canada) Inc. included liabilities that exceeded the assets by $44,674 and the consideration of 8,490,000 treasury shares at par value of $0.0004 per share or $3,396, resulted in goodwill on the transaction of $48,070. Based on FAS-142, par. 18, goodwill is not amortized and is tested for impairment at a level of reporting referred to as a reporting unit. Accordingly, the goodwill of $48,070 aforementioned is written off in the year ended December 31, 2002 due to goodwill impairment.

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
(In U.S. Dollars)
(Unaudited

Note 4.	ACCOUNTS PAYABLE AND ACCRUED Details of the total of accounts payable and accrued as at March 31, 2003, are as follows:

		Automated Filing Services	$435
		Blake, Cassels & Graydon, LLP	8,054
		Brian Roberts	837
		Frascona, Joiner, Goodman and Greenstein, P.C.	2,323
		Moen and Company	38,881
		QED Law Group	1,495
		Resident Agents of Nevada, Inc.	346
		RR Donnelley Receivables, Inc.	5,027
		Signature	346
		Squamish Cable	391
		Telus	1,761
		Touchstone Property Management	3,059
			62,955
		Other payables in Jianbo:
		Payroll & benefits payable	3,670
		Other	366
			4,036
		Total	$66,991

Note 5.

RELATED PARTY TRANSACTIONS

The amount of $258,661 is due to Directors of the Company as at December 31, 2002 and as at March 31, 2003 for loans that they have advanced to the Company. These amounts are unsecured, non interest bearing, with no specific terms of repayment, and are recorded as current liabilities in these financial statements. The amount of $816,750 is a loan from a party at arms length to the Company, Beijing Super Energy Yuheng Technology and Development Co., Ltd., which is controlled by a main shareholder and director of the Company, Mr. Chen Zhiqing; the maturity date is October 31, 2003 with interest rate at 6.903% per annum.

Note 6.	INCOME TAXES

	a)	The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2001, disclosing no income taxes payable to the US Internal Revenue Service.

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
(In U.S. Dollars)
(Unaudited

Note 6.	INCOME TAXES (cont’d)

b)
There are losses that total of $644,424 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 7.

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

Note 8.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at March 31, 2003, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 9.	WRITE OFF INVESTMENT The investment in, and advance to, Yuxun Digital Hi-Tech Co., Ltd. of $56,774 has been written off as at September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended March 31, 2003 and 2002 and the Annual Report Form 10KSB filed by the Company on November 12, 2003 for the 2002 fiscal year.

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

The Business

From December 2000 until August 2002, the Company attempted to develop an online education program in the city of Tianjin, China. On August 16, 2002, the Company entered into an Asset Purchase Agreement with Beijing Super Energy Yu Heng Technology Developments Co. Ltd. (Yu Heng), a Chinese joint stock company located in Beijing, in which the Company (through its 100% owned Chinese subsidiary, Beijing Global Health Products Technology Co. Ltd. “Super Energy”) acquired certain Assets of Yu Heng. Closing of the Agreement resulted in a change of control of the Company.

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

Accordingly, on April 20, 2003, the Parties entered into an Agreement entitled Agreement on the Termination of the Asset Purchase Agreement. The Parties agreed that the original Agreement be terminated through non-performance due to PRC legal restrictions. The components of the original Agreement that have already been performed were reversed. A Form 8K-A filing announcing recision of the transaction was undertaken on May 1, 2003. A wholly owned Chinese subsidiary of the Registrant Beijing JianBo Ion Technology Co. Ltd. (“Jianbo”) was established on September 26, 2002 as a component of this transaction. Jianbo is inactive and holds $5,806 in net book value assets, primarily computer equipment located in Beijing.

The issuance of 12,000,000 shares to Yu Heng was rescinded, leaving Chen Zhiqing as the Control person.

Mr. Chen remains Chairman and President of the Registrant and Richard Wang is a second director.

The Company had previously established a wholly owned Chinese foreign enterprise Tianjin Navada Digital World Technologies Co. Ltd. (“WOFE”). Its purpose was to manage the operations of a Chinese domestic enterprise, CNTime Group, pursuant to the terms of a profit sharing agreement (“PSA”) which provides for the Company to receive 80% of the profits from the operations of the Chinese venture with the Company required to provide certain agreed upon capital. In the event that the Company is unable to (i) provide the required capital or (ii) obtain an extension for providing the capital, the profit allocation under the PSA will be adjusted based on the percentage of capital actually contributed. The original PSA dated May 2000 was amended on May 31, 2001 and is currently being re-negotiated. Once the agreement re-negotiations are completed, formal Chinese business operations will be re-launched.

Results of operations – comparison of the three month periods ended March 31, 2003.

There was revenue of nil for the quarter and revenue of nil earned during the comparable quarter in 2002. Expenses during the quarter were $52,799 as compared to $25,619 for the comparable period in 2002. The 2003 figure included a $393 provision for depreciation. As a result, for the quarter ended March 31, 2003, the Company had a net loss of $52,799, as compared to a loss of $25,619 for the same quarter of 2002.

General and administrative expenses were $52,799 for the three-month period ended March 31, 2003 versus $25,619 for the corresponding period in 2002. The expenses included expenditures of $2,760 for office costs and $26,101 for incorporation costs. Professional fees for the quarter were $5,460 as against $1,868 during the 2002 quarter. The 2002 comparative quarterly period reflected costs of $4,990 for rental expenses, $1,332 for telephone and utility costs, $3,455 for transfer agent costs, and $6,257 for travel and promotion. Salaries and benefits expenses were $16,593 for the period ended March 31, 2003 against $1,428 in the corresponding period in 2002.

For the remainder of the current fiscal year, the Company expects to incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 and costs related to re-launch of operations of the Company’s Chinese subsidiary.

Liquidity and Capital Resources

The cash and cash equivalents balance at the end of the period was $890,089 compared to $42,694 at March 31,2002. Accounts receivable were nil and pre-paid expenses were $2,287. Comparative figures for March 31, 2002 were $7,066 and nil. For the three-month period ended March 31, 2003, the Company’s activities generated cash and cash equivalents of $745,312 compared to a net increase in cash of $40,411 in the comparable period for 2002.

Working capital was ($250,026) as at March 31, 2003 versus ($326,280) as at March 31, 2002.

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

Financial statements for the period ended March 31, 2003.
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
Chen Zhiqing, President and Director

Date:      November 12, 2003