Form 10QSB
period 2003-06-30
SUPER ENERGY INVESTMENTS CORP
filed 2003-11-13
CIK 1115911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒   Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At June 30, 2003, there were 12,906,000 common shares outstanding with a par value of $0.0004.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No  ☐

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the Company for the three-month and nine month periods ended June 30, 2003 and June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim period presented.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604) 662-8899
701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Directors and Shareholders of
Super Energy Investments Corporation
(A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Super Energy Investments Corporation (Formerly Digital Village World Technologies, Inc.) (A Nevada Corporation) (A Development Stage Company) as of June 30, 2003 and June 30, 2002, and the Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders’ Equity for the six month periods ended June 30, 2003 and June 30, 2002. These financial statements are the responsibility of the Company’s management.

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

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of June 30, 2003 and June 30, 2002, in order for them to be in conformity with United States generally accepted accounting principles (GAAP).

“Moen and Company”

Chartered Accountants

Vancouver, British Columbia, Canada
October 29, 2003

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Balance Sheet
June 30, 2003 and June 30, 2002
(In US Dollars)
(Unaudited)
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$427,068	$4,520
Accounts receivable	--	7,879
Prepaid expenses	1,525	--
	428,593	12,399
Fixed Assets, at cost (note 2)	6,649	65,783
Less: accumulated depreciation	(831)	(19,169)
	5,818	46,614
Deferred charges	18,097	--
Investment and advance in Yuxun
Digital Hi-Tech Co. Ltd. (note 9)	--	56,774
Goodwill, at cost (note 3)	--	48,070
	23,915	151,458
	$452,508	$163,857

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued (note 4)	$70,133	$13,165
Due to related parties (note 5)	612,411	347,341
	682,544	360,506
Stockholders' Equity
Capital stock
Authorized
62,500,000 common shares at $0.0004 each par value
Issued
12,906,000 common shares - par value	5,162	5,162
Paid in capital in excess of par value of stock	413,012	116,734
	418,174	121,896
Deficit, accumulated during the development stage	(648,337)	(318,745)
Cumulative translation adjustment (note 2)	127	200
	(230,036)	(196,649)
	$452,508	$163,857

Approved on behalf of the board:

"Mr. Chen Zhiqing , Director and Chief Executive Officer

"Ms. Ni Jinrong"     , Director and Chief Financial Officer

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
 Consolidated Statements of Operation
For the Periods Ended June 30, 2003 and 2002
(In U.S. Dollars)
(Unaudited)
	Cumulative From
	Inception Date	Quarter		Six Months
	of Sep. 15, 1998	Ended		Ended
	to June 30,	June 30		June 30
	2003	2003	2002	2003	2002
Revenue
Interest and other income	$9,761	$1,852	$--	$1,852	$--

Administration Costs
Bank charges and interest	2,349	--	18	182	68
Consulting	11,982	--	--	--	--
Depreciation	22,935	438	2,840	831	5,681
Incorporation costs	26,101	--	--	26,101	--
License, dues and insurance	3,302	--	--	--	1,417
Office costs	28,078	1,812	851	4,572	2,832
Other taxes	668	--	--	668	--
Rentals and leases	46,206	--	5,933	--	10,923
Professional fees	173,411	3,515	15,212	8,975	17,080
Salary and benefits	73,584	--	--	16,593	1,428
Stock-based compensation	20,000	--	--	--	--
Telephone and utilities	20,755	--	1,530	--	2,862
Transfer agent and filing fees	21,423	--	(7,188)	--	(3,733)
Travel and promotion	53,071	--	5,273	642	11,530
Loss on disposition of fixed assets	49,389	--	--	--	--
Write off investment in, and advances to,
YuXun Digital Hi-Tech Co., Ltd.	56,774	--	--	--	--
Goodwill impairment	48,070	--	--	--	--
	658,098	5,765	24,469	58,564	50,088

Net profit (loss) for the period	$(648,337)	$(3,913)	$(24,469)	$(56,712)	$(50,088)

Basic and diluted profit (loss) per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of
common shares used to
compute basic and fully
diluted loss per share		12,906,000	12,906,000	12,906,000	12,906,000

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Retained Earnings (Deficit)
For the Periods Ended June 30, 2003 and 2002
(In U.S. Dollars)
(Unaudited)
	Cumulative From
	Inception Date	Quarter		Six Months
	of Sep. 15, 1998	Ended		Ended
	to June 30,	June 30		June 30
	2003	2003	2002	2003	2002
Retained earnings (deficit),
beginning of period	$--	$(644,424)	$(294,276)	$(591,625)	$(268,657)
Net profit (loss) for the period	$(648,337)	(3,913)	(24,469)	(56,712)	(50,088)
Retained earnings (deficit),
end of period	$(648,337)	$(648,337)	$(318,745)	$(648,337)	$(318,745)

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flow For the Periods Ended June 30, 2003 and 2002
(In U.S. Dollars)
(Unaudited)
	Cumulative From
	Inception Date	Quarter		Six Months
	of Sep. 15, 1998	Ended		Ended
	to June 30,	June 30		June 30
	2003	2003	2002	2003	2002
Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$(648,337)	$(3,913)	$(24,469)	$(56,712)	$(50,088)
Items not requiring use of cash
Depreciation	22,935	438	2,840	831	5,681
Cumulative translation	127	--	(198)	--	20
Loss on disposition of fixed assets	49,389	--	--	--	--
Stock-based compensation	20,000	--	--	--	--
Changes in non-cash
working capital items
Accounts receivable	--	--	(813)	3,998	(3,006)
Prepaid expenses and deposit	(1,525)	762	--	(1,525)	--
Accounts payable and accrued	70,133	3,142	(15,534)	6,695	(35,359)
	(487,278)	429	(38,174)	(46,713)	(82,752)
Financing activities
Issuance of shares	398,174	--	--	--	--
Due to related parties	612,411	(463,000)	--	353,750	84,989
	1,010,585	(463,000)	--	353,750	84,989
Investing activities
Fixed assets purchased	(78,142)	(450)	--	(6,649)	--
Deferred charges	(18,097)	--	--	(18,097)	--
	(96,239)	(450)	--	(24,746)	--
Cash and cash equivalents, increase
(decrease) during the period	427,068	(463,021)	(38,174)	282,291	2,237
Cash and cash equivalents,
beginning of period	--	890,089	42,694	144,777	2,283
Cash and cash equivalents,
end of period	$427,068	$427,068	$4,520	$427,068	$4,520

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
From Date of Inception on September 15, 1998 to June 30, 2003
(In U.S. Dollars)
(Unaudited)

					Deficit Accum-
	Number of		Additional	Total	ulated During		Cumulative	Total
	Common	Par	Paid-in	Capital	The Develop-		Translation	Stockholders'
	Shares	Value	Capital	Stock	ment Stage		Adjustment	Equity
9/15/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500		$		$2,500
12/31/98 issuance of common
stock for cash	750,000	750	74,250	75,000				75,000
Net loss for the year ended December 31, 1998					$(737)			(737)
Balance, December 31, 1998	1,750,000	1,750	75,750	77,500	(737)			76,763
Net loss for the year ended December 31, 1999					(12,534)			(12,534)
Balance, December 31, 1999	1,750,000	1,750	75,750	77,500	(13,271)			64,229
Balance, May 19, 2000
before forward split	1,750,000	1,750	75,750	77,500	(13,271)			64,229
05/19/00 2.5 to 1 forward split	4,375,000	1,750	75,750	77,500	(13,271)			64,229
12/18/00 share exchange	8,490,000	3,396		3,396				3,396
Net loss for the year ended December 31, 2000					(9,818)			(9,818)
Cumulative translation							(468)	(468)
Balance, December 31, 2000	12,865,000	5,146	75,750	80,896	(23,089)		(468)	57,339
2/7/01 issuance of common
stock for cash	10,000	4	9,996	10,000				10,000
3/30/01 issuance of common
stock for compensation	20,000	8	19,992	20,000				20,000
4/6/01 issuance of common
stock for cash	11,000	4	10,996	11,000				11,000
Net loss for year ended December 31, 2001					(245,568)			(245,568)
Cumulative translation							648	648
Balance, December 31, 2001	12,906,000	5,162	116,734	121,896	(268,657)		180	(146,581)
9/30/2002 Capitalization of amounts due to related
parties as additions to paid in capital			296,278	296,278				296,278
Net loss for the year ended December 31, 2002					(322,968)			(322,968)
Cumulative translation adjustment							(53)	(53)
Balance, December 31, 2002	12,906,000	5,162	413,012	418,174	(591,625)		127	(173,324)
Net loss for the quarter ended March 31, 2003					(52,799)			(52,799)
Net loss for the quarter ended June 30, 2003					(3,913)			(3,913)
Balance, June 30, 2003	12,906,000	$5,162	$413,012	$418,174	$(648,337)		$127	$(230,036)

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
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
June 30, 2003
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
June 30, 2003
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
June 30, 2003
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

Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on the following rates:

Office equipment	- 48.48% per annum on a straight-line basis
Vehicles	- 30% per annum on the declining balance basis
Computer equipment	- 19.4% per annum allocated on a straight-line basis

As at June 30, the $6,649 of fixed assets is in the subsidiary company, Jianbo, as follows:

			Accumulated		Net Book
	Cost		Depreciation		Value
	06/30/02	06/30/03	06/30/02	06/30/03	06/30/02	06/30/03
Office equipment	$5,430	$1,682	$6,064	$305	$(634)	$1,377
Vehicles	11,105	--	(2,055)	--	13,160	--
Computer equipment	49,248	4,967	15,160	526	34,088	4,441
	$65,783	$6,649	$19,169	$831	$46,614	$5,818

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
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
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d) An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:

		Six Months Ended
		June 30,
		2003	2002
	Beginning balance	$127	$180
	Change during the period	--	20
	Ending balance	$127	$200

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
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 4.	ACCOUNTS PAYABLE AND ACCRUED Details of the total of accounts payable and accrued as at June 30, 2003, are as follows:

		Automated Filing Services	$435
		Blake, Cassels & Graydon, LLP	8,054
		Brian Roberts	837
		Frascona, Joiner, Goodman and Greenstein, P.C.	2,323
		Moen and Company	42,396
		QED Law Group	1,495
		Resident Agents of Nevada, Inc.	346
		RR Donnelley Receivables, Inc.	5,027
		Signature	346
		Squamish Cable	391
		Telus	1,761
		Touchstone Property Management	3,059
			66,470
		Other payables in Jianbo:
		Payroll & benefits payable	3,670
		Other	(7)
			3,663
		Total	$70,133

Note 5.

RELATED PARTY TRANSACTIONS

The amount of $158,661 is due to Directors of the Company as at June 30, 2003 for loans that they have advanced to the Company. These amounts are unsecured, non interest bearing, with no specific terms of repayment, and are recorded as current liabilities in these financial statements. The amount of $453,750 is a loan from a party at arms length to the Company, Beijing Super Energy Yuheng Technology and Development Co., Ltd., which is controlled by a main shareholder and director of the Company, Mr. Chen Zhiqing; the maturity date is October 31, 2003 with interest rate at 6.903% per annum.

Note 6.	INCOME TAXES

	a)	The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2001, disclosing no income taxes payable to the US Internal Revenue Service.

	b)
There are losses that total of $648,337 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
(In U.S. Dollars)
(Unaudited)

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

Note 8.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2003, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 9.	WRITE OFF INVESTMENT The investment in, and advance to, Yuxun Digital Hi-Tech Co., Ltd. of $56,774 has been written off as at September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended June 30, 2003 and June 30, 2002 and the Annual Report Form 10KSB filed by the Company on November 12, 2003 for the 2002 fiscal year.

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

Accordingly, on April 20, 2003, the Parties entered into an Agreement entitled Agreement on the Termination of the Asset Purchase Agreement. The Parties agreed that the original Agreement be terminated through non-performance due to PRC legal restrictions. The components of the original Agreement that have already been performed were reversed. A Form 8K-A filing announcing recision of the transaction was undertaken on May 1, 2003. A wholly owned Chinese subsidiary of the Registrant Beijing JianBo Ion Technology Co. Ltd. (“Jianbo”) was established on September 26, 2002 as a component of this transaction. Jianbo is inactive and holds $5,818 in net book value assets, primarily computer equipment located in Beijing.

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

Results of operations – comparison of the three and six month periods ended June 30, 2003.

There was revenue of $1,852 for the quarter and revenue of nil earned during the comparable quarter in 2002. Expenses during the quarter were $5,765 as compared to $24,469 for the comparable period in 2002. The 2003 figure included a $438 provision for depreciation. As a result, for the quarter ended June 30, 2003, the Company had a net loss of $3,913, as compared to a loss of $24,469 for the same quarter of 2002.

General and administrative expenses were $5,765 for the three-month period ended June 30, 2003 versus $24,469 for the corresponding period in 2002. The expenses included expenditures of $1,812 for office costs. Professional fees for the quarter were $3,515 as against $15,212 during the 2002 quarter. The 2002 comparative quarterly period reflected costs of $5,933 for rental expenses, $1,530 for telephone and utility costs, and $5,273 for travel and promotion. Salaries and benefits expenses were nil for the period ended June 30, 2003 against nil in the corresponding period in 2002.

During the six-month period ended June 30, 2003, expenses totaled $58,564 which included $642 for travel and promotion, $26,101 for incorporation costs and $4,572 for office costs. The 2002 comparative six-month period reflected costs of $10,923 for rental expenses, $2,862 in telephone and utilities costs and $11,530 for travel and promotion. Salaries and benefits were $16,593 for the six-month period ended June 30, 2003 against $1,428 in the comparable period in 2002. Professional fees for the 2003 six-month period totaled $8,975 as against $17,080 in the 2002 comparative period. Revenues for the six-month period ended June 30, 2003 were $1,852 as compared to nil during the comparable nine-month period in 2001.

For the remainder of the current fiscal year, the Company expects to incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 and costs related to re-launch of operations of the Company’s Chinese subsidiary.

Liquidity and Capital Resources

The cash and cash equivalent balance at the end of the period was $427,068 compared to $4,520 at June 30, 2002. Accounts receivable at June 30, 2003 were nil and pre-paid expenses were $1,525. Comparative figures for June 30, 2002 were $1,879 and nil. For the three-month period ended June 30, 2003, the Company’s activities decreased cash and cash equivalents by $463,021 compared to a net decrease in cash of $38,174 in the comparable period for 2002. For the six-month period ended June 30, 2003, the Company’s activities increased cash by $282,291 compared to an increase of $2,237 in the comparable period in 2002.

Working capital was ($253,951) as at June 30, 2003 versus ($348,207) as at June 30, 2002.

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

- None -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	(i)	The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB.

Financial statements for the period ended June 30, 2003.
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