Form 10QSB
period 2003-09-30
SUPER ENERGY INVESTMENTS CORP
filed 2003-11-13
CIK 1115911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
  ☒   Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At September 30, 2003, there were 12,906,000 common shares outstanding with a par value of $0.0004.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No  ☐

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the Company for the three-month and nine month periods ended September 30, 2003 and September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary so as to ensure a fair statement of the results for the interim period presented.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604) 662-8899
701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Directors and Shareholders of Super Energy Investments Corporation (A Nevada Corporation) (A Development Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Super Energy Investments Corporation (Formerly Digital Village World Technologies, Inc.) (A Nevada Corporation) (A Development Stage Company) as of September 30, 2003 and September 30, 2002 (as restated), and the Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders’ Equity for the nine month periods ended September 30, 2003 and September 30, 2002 (as restated). These financial statements are the responsibility of the Company’s management.

We also reviewed the amendment described in Note 9 and Note 10 that were applied to restate the nine month period ended September 30, 2002. In our opinion, such adjustments are appropriate based on subsequent events.

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

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of September 30, 2003 and September 30, 2002 (as restated), in order for them to be in conformity with United States generally accepted accounting principles (GAAP).

“Moen and Company”

Chartered Accountants

Vancouver, British Columbia, Canada
October 30, 2003

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2003 and September 30, 2002
(In US Dollars)
(Unaudited)
		As Restated
		Notes 9&10
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$5,481	$4,659
Accounts receivable	--	2,953
Prepaid expenses	762	--
	6,243	7,612
Fixed Assets, at cost (note 2)	6,649	65,783
Less: accumulated depreciation	(1,276)	(22,104)
	5,373	43,679
Goodwill, at cost (note 3)	--	48,070
	5,373	91,749
	$11,616	$99,361

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued (note 4)	$71,580	$18,190
Due to related parties (note 5)	177,777	56,800
	249,357	74,990
Stockholders' Equity
Capital stock
Authorized
62,500,000 common shares at $0.0004 each par value
Issued
12,906,000 common shares - par value	5,162	5,162
Paid in capital in excess of par value of stock	413,012	413,012
	418,174	418,174
Deficit, accumulated during the development stage	(656,042)	(393,930)
Cumulative translation adjustment (note 2)	127	127
	(237,741)	24,371
	$11,616	$99,361

Approved on behalf of the board:

"Mr. Chen Zhiqing , Director and Chief Executive Officer

"Ms. Ni Jinrong"     , Director and Chief Financial Officer

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Operation
For the Periods Ended September 30, 2003 and 2002
(In U.S. Dollars)
(Unaudited)
	Cumulative From	Quarter Ended		Nine Months Ended
	Inception Date	September 30		September 30
	of Sep. 15, 1998		As Restated		As Restated
	to Sept. 30,		Notes 9&10		Notes 9&10
	2003	2003	2002	2003	2002
Revenue
Interest and other income	$10,688	$927	$--	$2,779	$--

Administration Costs
Bank charges and interest	2,349	--	51	182	119
Consulting	11,982	--	--	--	--
Depreciation	23,380	445	2,935	1,276	8,616
Incorporation costs	26,101	--	--	26,101	--
License, dues and insurance	3,302	--	--	--	1,417
Office costs	30,818	2,740	812	7,312	3,644
Other taxes	668	--	--	668	--
Rentals and leases	46,206	--	5,500	--	16,423
Professional fees	177,451	4,040	7,231	13,015	24,311
Salary and benefits	73,584	--	--	16,593	1,428
Stock-based compensation	20,000	--	--	--	--
Telephone and utilities	20,755	--	1,400	--	4,262
Transfer agent and filing fees	22,830	1,407	482	1,407	(3,251)
Travel and promotion	53,071	--	--	642	11,530
Loss on disposition of fixed assets	49,389	--	--	--	--
Write off investment in, and advances to,
YuXun Digital Hi-Tech Co., Ltd.	56,774	--	56,774	--	56,774
Goodwill impairment	48,070	--	--	--	--

	666,730	8,632	75,185	67,196	125,273

Net profit (loss) for the period	$(656,042)	$(7,705)	$(75,185)	$(64,417)	$(125,273)

Basic and diluted profit (loss) per share		$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average number of
common shares used to
compute basic and fully
diluted loss per share		12,906,000	12,906,000	12,906,000	12,906,000

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Retained Earnings (Deficit)
For the Periods Ended September 30, 2003 and 2002
(In U.S. Dollars)
(Unaudited)
	Cumulative From	Quarter Ended		Nine Months Ended
	Inception Date	September 30		September 30
	of Sep. 15, 1998		As Restated		As Restated
	to Sept. 30,		Notes 9&10		Notes 9&10
	2003	2003	2002	2003	2002
Retained earnings (deficit),
beginning of period	$--	$(648,337)	$(318,745)	$(591,625)	$(268,657)
Net profit (loss) for the period	(656,042)	(7,705)	(75,185)	(64,417)	(125,273)
Retained earnings (deficit),
end of period	$(656,042)	$(656,042)	$(393,930)	$(656,042)	$(393,930)

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flow
For the Periods Ended September 30, 2003 and 2002
(In U.S. Dollars)
(Unaudited)
	Cumulative From	Quarter Ended		Nine Months Ended
	Inception Date	September 30		September 30
	of Sep. 15, 1998		As Restated		As Restated
	to Sept. 30,		Notes 9&10		Notes 9&10
	2003	2003	2002	2003	2002
Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$(656,042)	$(7,705)	$(75,185)	$(64,417)	$(125,273)
Items not requiring use of cash
Depreciation	23,380	445	2,935	1,276	8,616
Write off investment in, and advances to,
YuXun Digital Hi-Tech Co., Ltd.		--	56,774	--	56,774
Cumulative translation	127	--	(73)	--	(53)
Loss on disposition of fixed assets	49,389	--	--	--	--
Stock-based compensation	20,000	--	--	--	--
Changes in non-cash
working capital items
Accounts receivable	--	--	4,926	3,998	1,920
Prepaid expenses and deposit	(762)	763	--	(762)	--
Accounts payable and accrued	71,580	1,447	5,025	8,142	(30,334)
	(492,328)	(5,050)	(5,598)	(51,763)	(88,350)
Financing activities
Issuance of shares	398,174	--	--	--	--
Due to related parties	177,777	(434,634)	5,737	(80,884)	90,726
	575,951	(434,634)	5,737	(80,884)	90,726
Investing activities
Fixed assets purchased	(78,142)	--	--	(6,649)	--
Deferred charges	--	18,097	--	--	--
	(78,142)	18,097	--	(6,649)	--
Cash and cash equivalents, increase
(decrease) during the period	5,481	(421,587)	139	(139,296)	2,376
Cash and cash equivalents,
beginning of period	--	427,068	4,520	144,777	2,283
Cash and cash equivalents,
end of period	$5,481	$5,481	$4,659	$5,481	$4,659

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
From Date of Inception on September 15, 1998 to September 30, 2003
(In U.S. Dollars)
(Unaudited)

					Deficit Accum-
	Number of		Additional	Total	ulated During	Cumulative	Total
	Common	Par	Paid-in	Capital	The Develop-	Translation	Stockholders'
	Shares	Value	Capital	Stock	ment Stage	Adjustment	Equity
9/15/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
12/31/98 issuance of common
stock for cash	750,000	750	74,250	75,000			75,000
Net loss for the year ended December 31, 1998					$(737)		(737)
Balance, December 31, 1998	1,750,000	1,750	75,750	77,500	(737)		76,763
Net loss for the year ended December 31, 1999					(12,534)		(12,534)
Balance, December 31, 1999	1,750,000	1,750	75,750	77,500	(13,271)		64,229
Balance, May 19, 2000
before forward split	1,750,000	1,750	75,750	77,500	(13,271)		64,229
05/19/00 2.5 to 1 forward split	4,375,000	1,750	75,750	77,500	(13,271)		64,229
12/18/00 share exchange	8,490,000	3,396		3,396			3,396
Net loss for the year ended December 31, 2000					(9,818)		(9,818)
Cumulative translation						$(468)	(468)
Balance, December 31, 2000	12,865,000	5,146	75,750	80,896	(23,089)	(468)	57,339
2/7/01 issuance of common
stock for cash	10,000	4	9,996	10,000			10,000
3/30/01 issuance of common
stock for compensation	20,000	8	19,992	20,000			20,000
4/6/01 issuance of common
stock for cash	11,000	4	10,996	11,000			11,000
Net loss for year ended December 31, 2001					(245,568)		(245,568)
Cumulative translation						648	648
Balance, December 31, 2001	12,906,000	5,162	116,734	121,896	(268,657)	180	(146,581)
9/30/2002 Capitalization of amounts due to related
parties as additions to paid in capital			296,278	296,278			296,278
Net loss for the year ended December 31, 2002					(322,968)		(322,968)
Cumulative translation adjustment						(53)	(53)
Balance, December 31, 2002	12,906,000	5,162	413,012	418,174	(591,625)	127	(173,324)
Net loss for nine months ended September 30, 2003					(64,417)		(64,417)
Balance, September 30, 2003	12,906,000	$5,162	$413,012	$418,174	$(656,042)	$127	$(237,741)

See Accompanying Notes and Independent Accountants' Review Report

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
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
September 30, 2003
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
September 30, 2003
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
September 30, 2003
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

Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on the following rates:

Office equipment	- 48.48% per annum on a straight-line basis
Vehicles	- 30% per annum on the declining balance basis
Computer equipment	- 19.4% per annum allocated on a straight-line basis

As at September 30, 2003, the $6,649 of fixed assets is in the subsidiary company, Jianbo, as follows:

			Accumulated		Net Book
	Cost		Depreciation		Value
	09/30/02	09/30/03	09/30/02	09/30/03	09/30/02	09/30/03
Office equipment	$5,430	$1,682	$6,281	$508	$(851)	$1,174
Vehicles	11,105	--	(1,906)	--	13,011	--
Computer equipment	49,248	4,967	17,729	768	31,519	4,199
	$65,783	$6,649	$22,104	$1,276	$43,679	$5,373

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
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
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d) An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:

		Nine Months Ended
		September 30,
		2003	2002
	Beginning balance	$127	$180
	Change during the period	--	(53)
	Ending balance	$127	$127

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
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 4.	ACCOUNTS PAYABLE AND ACCRUED Details of the total of accounts payable and accrued as at September 30, 2003, are as follows:

		Blake, Cassels & Graydon, LLP	$8,054
		Brian Roberts	837
		Frascona, Joiner, Goodman and Greenstein, P.C.	2,323
		Moen and Company	44,099
		QED Law Group	1,495
		Resident Agents of Nevada, Inc.	346
		RR Donnelley Receivables, Inc.	5,027
		Squamish Cable	391
		Telus	1,761
		Touchstone Property Management	3,059
		Moffitt & Company, P. C.	525
			67,917
		Other payables in Jianbo:
		Payroll & benefits payable	3,670
		Other	(7)
			3,663
		Total	$71,580

Note 5.

RELATED PARTY TRANSACTIONS

The amount of $122,661 is due to Directors of the Company as at September 30, 2003 for loans that they have advanced to the Company. These amounts are unsecured, non interest bearing, with no specific terms of repayment, and are recorded as current liabilities in these financial statements. The amount of $55,116 is a loan from a party at arms length to the Company, Beijing Super Energy Yuheng Technology and Development Co., Ltd., which is controlled by a main shareholder and director of the Company, Mr. Chen Zhiqing; the maturity date is October 31, 2003 with interest rate at 6.903% per annum.

Note 6.	INCOME TAXES

	a)	The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2001, disclosing no income taxes payable to the US Internal Revenue Service.

	b)
There are losses that total of $656,042 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
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

Note 8.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2003, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 9.	PROPOSED ACQUISITION AND CHANGE OF CONTROL (cont’d) -- AGREEMENT TERMINATED (cont’d)

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

Note 10.

AMENDMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The previously issued financial statements for the nine months ended September 31, 2002 have been amended due to the termination of the Acquisition and Change of Control Agreement (see Note 9) and $296,278 of “Due to related parties” was forgiven and capitalized as “Paid in capital in excess of par value of stock”. A summary of amendments due to retroactive termination is as follows:

SUPER ENERGY INVESTMENTS CORPORTATION
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 10.	AMENDMENT OF ISSUED FINANCIAL STATEMENTS (cont’d)

		Adjustment for
		Retroactive Termination
	Figures	of Acquisition
	Before	and Change of	Figures
	Restatement	Control Agreement	Restated
Assets
Current Assets
Cash and cash equivalents	$249,686	$(245,027)	$4,659
Accounts receivable	4,366	(1,413)	2,953
Inventory	118,300	(118,300)	--
Prepaid expenses and deposits	300,892	(300,892)	--
	673,244	(665,632)	7,612
Fixed Assets, net	364,885	(321,206)	43,679
Intangible Assets	12,554,036	(12,554,036)	--
Property and plant under construction	3,819,205	(3,819,205)	--
Deferred Cost, net	221,447	(221,447)	--
Goodwill, at cost	48,070	0	48,070
Total Assets	$17,680,887	$(17,581,526)	$99,361
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued	$262,902	$(244,712)	$18,190
Due to related parties	353,078	(296,278)	56,800
Total liabilities	615,980	(540,990)	74,990
Minority Interests	328,888
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
(FORMERLY DIGITAL VILLAGE WORLD TECHNOLOGIES, INC.)
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 11.

WORKING CAPITAL

The Company is short of the working capital, and in order for the Company to continue as a going concern, additional working capital is required. Management and directors of the Company have agreed to advance funds to the Company, as required, for the Company to continue its operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended September 30, 2003 and 2002 and the Annual Report Form 10KSB filed by the Company on November 12, 2003 for the 2002 fiscal year.

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

Accordingly, on April 20, 2003, the Parties entered into an Agreement entitled Agreement on the Termination of the Asset Purchase Agreement. The Parties agreed that the original Agreement be terminated through non-performance due to PRC legal restrictions. The components of the original Agreement that have already been performed were reversed. A Form 8K-A filing announcing recision of the transaction was undertaken on May 1, 2003. A wholly owned Chinese subsidiary of the Registrant Beijing JianBo Ion Technology Co. Ltd. (“Jianbo”) was established on September 26, 2002 as a component of this transaction. Jianbo is inactive and holds $5,373 in net book value assets, primarily computer equipment located in Beijing.

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

Results of operations – comparison of the three month periods ended September 30, 2003.

There was revenue of $927 for the quarter and revenue of nil earned during the comparable quarter in 2002. Expenses during the quarter were $8,632 as compared to $75,185 for the comparable period in 2002. The 2003 figure included a $445 provision for depreciation. As a result, for the quarter ended September 30, 2003, the Company had a net loss of $<7,705>, as compared to a loss of $75,185 for the same quarter of 2002.

General and administrative expenses were $7,705 for the three-month period ended September 30, 2003 versus $75,185 for the corresponding period in 2002. The expenses included expenditures of $4,040 for professional fees, $2,740 for office costs and $1,407 for transfer agent fees. Professional fees for the quarter were $4,040 as against $7,231 during the 2002 quarter. The 2002 comparative quarterly period reflected costs of $5,500 for rental expenses, $1,400 for telephone and utility costs, $482 for transfer agent costs, and $2,935 for depreciation. Salaries and benefits expenses were nil for the period ended September 30, 2003 and nil in the corresponding period in 2002.

During the nine-month period ended September 30, 2003, expenses totaled $67,196 which included $26,101 for incorporation costs and $7,312 for office costs. The 2002 comparative nine-month period reflected costs of $16,423 for rental expenses, $4,262 in telephone and utilities costs, $11,530 for travel and promotion and $8,616 for depreciation and $3,644 for office costs. Salaries and benefits were $16,593 for the nine-month period ended September 30, 2003 against $1,428 in the comparable period in 2002. Professional fees for the 2003 nine-month period totaled $13,015 as against $24,311 in the 2002 comparative period. Revenues for the nine-month period ended September 30, 2003 were $2,779 as compared to nil during the comparable nine-month period in 2002.

For the remainder of the current fiscal year, the Company expects to incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 and costs related to re-launch of operations of the Company’s Chinese subsidiary.

Liquidity and Capital Resources

The cash and cash equivalent balance at the end of the period was $5,481 compared to $4,659 at September 30, 2002. Accounts receivable at September 30, 2003 were nil and pre-paid expenses were $762. Comparative figures for September 30, 2002 were $2,953 and nil. For the three-month period ended September 30, 2003, the Company’s activities decreased cash and cash equivalents of $421,587 compared to a net increase in cash of $139 in the comparable period for 2002. For the nine-month period ended September 30, 2003, the Company’s activities decreased cash by $139,296 compared to $2,376 generated in the comparable period in 2002.

Working capital was ($243,114) as at September 30, 2003 versus ($67,378) as at September 30, 2002.

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

Financial statements for the period ended September 30, 2003.
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

Date: November 13, 2003